Form 10QSB
period 2006-11-30
MAXLIFE FUND CORP.
filed 2007-01-17
CIK 1379377

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended November 30, 2006.

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from ______to______.

Commission file number 333-138298

MAXLIFE FUND CORP
(Exact name of registrant as specified in its charter)

Wyoming
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

160 Tycos Drive, Unit #12, Toronto, Ontario	M6B 1W8
(Address of principal executive offices)	(Zip Code)

(416) 200-0657
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.    Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of January 16, 2007: 30,127,100 shares of common stock.

MAXLIFE FUND CORP.
FINANCIAL STATEMENTS

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements

Item 2.	Management’s Discussion and Analysis or Plan of Operation

Item 3.	Control and Procedures

PART II-- OTHER INFORMATION

Item 1.	Legal Proceedings

Item 2.	Unregistered Sales of Equity securities and Use of Proceeds

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits

SIGNATURE

Item 1. Financial Information

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three months ended November 30, 3006 are not necessarily indicative of results that may be expected for the year ending August 31, 2007.

MAXLIFE FUND CORP. AND SUBSIDIARY
(A Development Stage Company

CONSOLIDATED BALANCE SHEET

AS AT 30 NOVEMBER 2006 AND 31 AUGUST 2006

(Expressed in United States Dollars)

	30 November 2006 (Unaudited)	31 August 2006 (Audited)
ASSETS
Current Assets
Cash	$11,465	$102,025
Short term investments	59,881	-
Total Current Assets	71,346	102,025
Long Term Assets
Insurance policy	26,766	23,028
Goodwill	35,269	35,269
Total Long Term Assets	62,035	58,297
Total Assets	$133,381	$160,322
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$9,349	$8,964
Advances from shareholder	32,594	41,594
Total Liabilities	41,943	50,558
Stockholders' Equity
Capital stock	30,127	30,127
Additional paid in capital	111,973	131,973
Accumulated other comprehensive loss	(2,388)	(5,842)
Accumulated deficit	(48,274)	(46,494)
Total Stockholders' Equity	91,438	109,764
Total Liabilities and Stockholders' Equity	$133,381	$160,322

MAXLIFE FUND CORP. AND SUBSIDIARY
(A Development Stage Company

STATEMENT OF LOSS AND COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED 30 NOVEMBER 2006

AND FROM INCEPTION TO 30 NOVEMBER 2006
Unaudited

(Expressed in United States Dollars)

	Three Months Ended 30 November 2006	For the Period from Inception to 30 November 2006

INTEREST INCOME	$398	$398

EXPENSES
Office and general	508	36,508
Professional fees	1,500	11,708
Interest and bank charges	171	456
TOTAL OPERATING EXPENSES	2,179	48,672
NET LOSS	(1,781)	(48,274)
FOREIGN CURRENCY TRANSLATION ADJUSTMENT	(3,454)	2,388
COMPREHENSIVE LOSS	$(5,235)	(45,886)
LOSS PER WEIGHTED NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	$0.00
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	30,127,100

MAXLIFE FUND CORP. AND SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED 30 NOVEMBER 2006

AND FROM INCEPTION TO 30 NOVEMBER 2006
Unaudited

(Expressed in United States Dollars)

	Three Months Ended 30 November 2006	For the Period fromInception to 30 November 2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,781)	$(48,274)
Adjustments to reconcile net income to net cash provided by operating activities:
Equity issued to acquire 1255450 Ontario Limited	-	5,000
Issuance of common stock for services	-	11,000
Issuance of common stock at inception	-	30,000
Changes in operating assets and liabilities:
Short term investments	(59,881)	(59,881)
Insurance policy	(3,738)	(3,738)
Accounts payable and accrued liabilities	386	4,385
CASH PROVIDED BY OPERATING ACTIVITIES	(65,014)	(61,508)
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of 1255450 Ontario Limited	-	(21,739)
CASH FLOWS FROM FINANCING ACTIVITIES
Advances (to) from shareholder	(9,000)	1,000
Financing fees	(20,000)	(20,000)
Issuance of common stock	-	116,100
CASH FLOWS (USED IN) PROVIDED BY FINANCING ACTIVITIES	(29,000)	97,100
EFFECT OF FOREIGN CURRENCY TRANSLATION	3,454	(2,388)
NET (DECREASE) INCREASE IN CASH	(90,560)	11,465
CASH, BEGINNING OF PERIOD	102,025	-
CASH, END OF PERIOD	$11,465	$11,465

MAXLIFE FUND CORP. AND SUBSIDIARY
(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED 30 NOVEMBER 2006

(Expressed in United States Dollars)

1.  NATURE OF OPERATIONS

MaxLife Fund Corp. (the "Company" or “MaxLife”) was incorporated on 9 January 2006 under the laws of the State of Wyoming.

The Company intends to commence operations in the near future, where they plan to seek, acquire, fund and manage the life insurance policies of individuals. The Company will either hold these policies until maturity or market the policies for sale at an earlier date.

2.  ORGANIZATION

On 31 August 2006, the Company acquired 100% of the issued and outstanding common shares of 1254450 Ontario Ltd. ("1254450") an Ontario, Canada Corporation for a purchase price of $25,000 Canadian ($21,739 US) in cash and common shares equal to $5,000 US. The parties agreed to defer the issuance of the common shares until the Company becomes listed on a public market exchange, at which time the shareholders of 1254450 will be issued that number of common shares that have a cash value of $5,000 US. In addition, the shareholders of 1254450 transferred the amounts due to them by 1254450 to the Company.

The purchase price was allocated as follows:

Consideration Exchanged:

Cash	$21,739
Convertible debenture	5,000
$26,739

Assets acquired:

Liabilities assumed	$(31,558)
Estimated fair value of tangible assets acquired	23,028
Goodwill	35,269
$26,739

MAXLIFE FUND CORP. AND SUBSIDIARY
(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED 30 NOVEMBER 2006

(Expressed in United States Dollars)

3.  GOING CONCERN

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced losses from operations since inception that raise substantial doubt as to its ability to continue as a going concern.

The Company's ability to continue as a going concern is contingent upon its ability to obtain the financing and strategic alliances necessary to attain profitable operations. Management is pursuing various sources of financing and intends to raise further equity financing through a private placement with a private group of investors in the near future.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result from the possible inability of the Company to continue as a going concern.

4.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting policies of the Company are in accordance with accounting principles generally accepted in the United States of America. Presented below are those policies considered particularly significant:

Fair Value of Financial Instruments

The carrying value of the Company's notes receivables, advances and accounts payable approximates fair value because of the short-term maturity of these instruments.

Foreign Translation Adjustment

The accounts of the Company were translated into United States dollars in accordance with the provisions of Financial Accounting Standards Board Statement No. 52, Foreign Currency Translation ("SFAS 52"). In accordance with the provisions of SFAS No. 52, transaction gains and losses on these assets and liabilities are included in the determination of income for the relevant periods. Adjustments resulting from the translation of the financial statements from their functional currencies to United States dollars are accumulated as a separate component of accumulated other comprehensive income and have not been included in the determination of income for the relevant periods.

MAXLIFE FUND CORP. AND SUBSIDIARY
(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED 30 NOVEMBER 2006

(Expressed in United States Dollars)

4.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes

The Company accounts for income taxes pursuant to SFAS No. 109, Accounting for Income Taxes. Deferred tax assets and liabilities are recorded for differences between the financial statements and tax basis of the assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is recorded for the amount of income tax payable or refundable for the period increased or decreased by the change in deferred tax assets and liabilities during the period.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These estimates are reviewed periodically, and, as adjustments become necessary, they are reported in earnings in the period in which they become known.

Earnings or Loss Per Share

The Company accounts for earnings per share pursuant to SFAS No. 128, Earnings per Share, which requires disclosure on the financial statements of "basic" and "diluted" earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the year. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding plus common stock equivalents (if dilutive) related to stock options and warrants for each year.

There were no dilutive financial instruments for the period ended 30 November 2006.

MAXLIFE FUND CORP. AND SUBSIDIARY
(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED 30 NOVEMBER 2006

(Expressed in United States Dollars)

4.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Goodwill and Intangible Assets

Goodwill is the residual amount that results when the purchase price of an acquired business exceeds the sum of the amounts allocated to the tangible and intangible assets acquired, less liabilities assumed, based on fair values.

The Company accounts for purchased goodwill and other intangible assets in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. Under SFAS No. 142, goodwill and any other intangibles deemed to have indefinite lives are not subject to amortization; however, goodwill is subject to an assessment for impairment, which must be performed at least annually, or more frequently if events or circumstances indicate that goodwill or other indefinite lived intangibles might be impaired.

The Company tested goodwill for impairment at 31 August 2006 and because the estimated fair value of each of the Company’s reporting units exceeded its carrying amount, management determined that no impairment existed.

Comprehensive Income

The Company adopted SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income is presented in the statements of changes in stockholders' equity, and consists of net loss and unrealized gains (losses) on available for sale marketable securities; foreign currency translation adjustments and changes in market value of future contracts that qualify as a hedge; and negative equity adjustments recognized in accordance with SFAS 87. SFAS No. 130 requires only additional disclosures in the financial statements and does not affect the Company's financial position or results of operations.

MAXLIFE FUND CORP. AND SUBSIDIARY
(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED 30 NOVEMBER 2006

(Expressed in United States Dollars)

4.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS 123(R), Share-Based Payment. SFAS 123(R) amends SFAS 123 and APB No. 25. SFAS 123(R) requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized in the financial statements. SFAS 123(R) applies to all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share options, or other equity instruments or by incurring liabilities (1) in amounts based (even in part) on the price of the entity’s shares or other equity instruments, or (2) that require (or may require) settlement by the issuance of an entity’s shares or other equity instruments. This statement is effective (1) for public companies qualifying as SEC small business issuers, as of the first interim period or fiscal year beginning after 15 December 2005, or (2) for all other public companies, as of the first interim period or fiscal year beginning after 15 June 2005, or (3) for all nonpublic entities, as of the first fiscal year beginning after 15 December 2005. As discussed above, the Company adopted the fair value based method of accounting for stock-based employee compensation for stock options and other stock-based awards granted to employees. As the Company has adopted the fair value based method of accounting for stock-based employee compensation, management does not expect the adoption of this new standard to have a significant impact on the results of operations or financial position.

In December 2004, the FASB issued SFAS 153, Exchanges of Non Monetary Assets, an amendment to Opinion No. 29, Accounting for Non Monetary Transactions. Statement 153 eliminates certain differences in the guidance in Opinion No. 29 as compared to the guidance contained in standards issued by the International Accounting Standards Board. The amendment to Opinion No. 29 eliminates the fair value exception for non monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non monetary assets that do not have commercial substance. Such an exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for non monetary asset exchanges occurring in periods beginning after 15 June 2005. Earlier application is permitted. Management does not expect adoption of SFAS 153 to have a material impact on the Company’s financial statements.

MAXLIFE FUND CORP. AND SUBSIDIARY
(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED 30 NOVEMBER 2006

(Expressed in United States Dollars)

4.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections." This statement applies to all voluntary changes in accounting principles and requires retrospective application to prior periods' financial statements of changes in accounting principles, unless this would be impracticable. This statement also makes a distinction between "retrospective application" of an accounting principle and the "restatement" of financial statements to reflect the correction of an error. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after 15 December 2005. The Company is evaluating the effect the adoption of this interpretation will have on its financial position, cash flows and results of operations.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. The statement also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. SFAS 155 is effective for all financial instruments acquired, issued, or subject to a re-measurement event occurring in fiscal years beginning after 15 September 2006. Management does not expect that the adoption of SFAS 155 will have a significant impact on the financial condition or results of operations.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets-an amendment to FASB Statement No. 140. SFAS 156 requires that all separately recognized servicing rights be initially measured at fair value, if practicable. In addition, this statement permits an entity to choose between two measurement methods (amortization method or fair value measurement method) for each class of separately recognized servicing assets and liabilities. This new accounting standard is effective 1 January, 2007. Management does not expect that the adoption of SFAS 156 will have a significant impact on the financial condition or results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective in fiscal years beginning after 15 November 2007. Management is currently evaluating the impact that the adoption of this statement may have on the Company’s consolidated financial position and results of operations.

MAXLIFE FUND CORP. AND SUBSIDIARY
(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED 30 NOVEMBER 2006

(Expressed in United States Dollars)

5.  CAPITAL STOCK
Authorized
200,000,000	common stock, par value of $0.001
100,000,000	preferred stock, par value of $0.001

2006
Issued
30,127,100	common stock	$ -

On 9 January 2006, the Company issued 30,000,000 common stock to the founders of the corporation at the par value of $0.001 each.

On 31 August 2006, the Company completed a private placement of 116,100 common stock, with a par value of $0.001 at a price of $1.00 each.

On 31 August 2006, the Company issued 11,000 common stock to various individuals for legal and investor relation services rendered. The shares issued were valued at their fair market value of $1.00 which is the amount that would have been received if the shares had been issued for cash. Management believes that the fair market value of the services received approximates this value.

6.  SUPPLEMENTAL CASH FLOW INFORMATION

During the period ended 30 November 2006, there were no interest or taxes paid by the Company.

Item 2. Management’s Discussion and Analysis or Plan of Operation

Certain statements contained in this quarterly filing, including, without limitation, statements containing the words “believes”, “anticipates”, “expects” and words of similar import, constitute forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

Such factors include, among others, the following: international, national and local general economic and market conditions: demographic changes; the ability of the Company to sustain, manage or forecast its growth; the ability of the Company to successfully make and integrate acquisitions; raw material costs and availability; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; and other factors referenced in this and previous filings.

Given these uncertainties, readers of this prospectus and investors are cautioned not to place undue reliance on such forward-looking statements.

Plan of Operations

During the next twelve months, we expect to take the following steps in connection with the further development of our business and the implementation of our plan of operations:

First Quarter 2007:

We will continue to make relationships with Insurance Brokers and their clients to seek out opportunistic policies and life settlements situations available. We will attempt to raise additional financing for working capital and to marketing efforts. We will also seek investment partners in order to raise the necessary funds to acquire existing policies. Such partners include banks, hedge funds, investment funds and sophisticated investors.

Second Quarter 2007

We will prepare advertisements and information material to disseminate to our network of brokers with the intention of ramping up purchases of policies. With funds obtained from banks and investment funds we will be in a position to purchase and administer 20 - 30 policies.

Third Quarter 2007

The addition of a stronger infrastructure will be required and we intend to hire management personnel and support staff. This will enable us to segregate work responsibilities and meet the ongoing growth of the business. We will be in a position to handle different territories both in Canada and the United States.

Fourth Quarter 2007:

Additional financings will be available to us through our relationships and performance. This will enable us to continue with our growth plans. The internal organization will be reviewed to see that it can handle the influx of new business. The administration of the policies will be pertinent and we will have to determine if we have sufficient staff to handle this responsibility. We will review in depth the success of purchasing of policies and initiating new policies. Upon review it will be determined if dividends can be paid to shareholders or if funds should be used to further purchase policies.

The management team will be strengthened, if need be, to ensure that shareholder value is maximized and the business plan is being implemented properly.

Capital Resources and Liquidity

At November 30, 2006, we had working capital of approximately $11,645. It is the intent of management and significant stockholders, if necessary, to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity. However, there is no legal obligation for either management or significant stockholders to provide additional future funding. Should this pledge fail to provide financing, we have not identified any alternative sources.

As set forth in the notes to the financial statements, our independent auditors have expressed substantial doubt about our ability to continue as a going concern because we have no viable operations or significant assets and we are dependent upon significant shareholders to provide sufficient working capital to maintain the integrity of the corporate entity,

We are still in the process of developing and implementing its business plan and raising additional capital. As such, we are considered to be a development stage company. Management believes that actions presently being taken to obtain additional funding and implement its business plan provide the opportunity for us to continue as a going concern.

Critical Accounting Policies
MaxLife’s financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates, assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Our significant accounting policies are summarized in Note 1 of our financial statements. While all these significant accounting policies impact its financial condition and results of operations, MaxLife views certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on MaxLife’s consolidated financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

Item 3. Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of November 30, 2006. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the first quarter of fiscal 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is currently not a party to any pending legal proceedings and no such action by, or to the best of its knowledge, against the Company has been threatened.

Item 2. Changes in Securities.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending November 30, 2006, covered by this report to a vote of the Company’s shareholders, through the solicitation of proxies or otherwise.

Item 5. Other Information.

None

Item 6. Exhibits

(a)  Exhibits

31.1 Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1 Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

MAXLIFE FUND CORP.
Registrant

Date: January 17, 2007	By: /s/ Bennett Kurtz
Bennett Kurtz
President, Chief Executive Officer and
Chief Financial Officer (Principal Accounting Officer)