Form 10QSB
period 2007-02-28
MAXLIFE FUND CORP.
filed 2007-04-18
CIK 1379377

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended February 28, 2007.

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of February 28, 2007: 30,127,100 shares of common stock.

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

SIGNATURE

Item 1. Financial Information

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the six months ended February 28, 2007 are not necessarily indicative of results that may be expected for the year ending August 31, 2007.

MAXLIFE FUND CORP. AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

28 FEBRUARY 2007

MAXLIFE FUND CORP. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

AS AT 28 FEBRUARY 2007 AND 31 AUGUST 2006

(Expressed in United States Dollars)

	28 February 2007 (Unaudited)	31 August 2006 (Audited)

ASSETS
Current Assets
Cash	$718	$102,025
Short term investments	95,066	-
Total Current Assets	95,784	102,025
Long Term Assets
Insurance policy	26,697	23,028
Goodwill	35,269	35,269
Total Long Term Assets	61,966	58,297
Total Assets	$157,750	$160,322

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$4,000	$8,964
Advances from shareholder	34,794	41,594

Total Liabilities	38,794	50,558

Stockholders' Equity
Capital stock	30,127	30,127
Additional paid in capital	106,973	131,973
Accumulated other comprehensive loss	(4,131)	(5,842)
Accumulated deficit	(14,013)	(46,494)

Total Stockholders' Equity	118,956	109,764

Total Liabilities and Stockholders' Equity	$157,750	$160,322

MAXLIFE FUND CORP. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE EARNINGS
Unaudited

(Expressed in United States Dollars)

	For the Three Months Ended 28 February 2007	For the Six Months Ended 28 February 2007	For the Period fromInception to 28 February 2007
REVENUE	$-	$-	$-
Interest income	385	783	783
Gain on sale of investments	36,855	36,855	36,855
	37,240	37,638	37,638
EXPENSES
General and administrative	750	1,258	37,259
Professional fees	1,558	3,058	13,266
Interest and bank charges	260	431	716
Loss on foreign exchange	410	410	410
	2,978	5,157	51,651
NET EARNINGS (LOSS)	$34,262	$32,481	$(14,013)

FOREIGN CURRENCY TRANSLATION ADJUSTMENT	1,743	(1,711)	4,131

COMPREHENSIVE EARNINGS (LOSS)	$36,005	$30,770	$(9,882)

EARNINGS PER WEIGHTED NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	$0.00	$0.00

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	30,127,100	30,127,100

MAXLIFE FUND CORP. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

(Expressed in United States Dollars)

	For the Six Months Ended 28 February 2007	For the Period from Inception to 28 February 2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) earnings	$32,481	$(14,013)
Adjustment to reconcile net earnings to net cash provided by operating activities
Equity issued to acquire 1255450 Ontario Limited	-	5,000
Issuance of common stock for services	-	11,000
Issuance of common stock at inception	-	30,000
	32,481	31,987
Changes in operating assets and liabilities:
Short term investments	(95,066)	(95,066)
Accounts payable and accrued liabilities	(4,964)	(964)

CASH FLOWS USED IN OPERATING ACTIVITIES	(67,549)	(64,043)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of 1255450 Ontario Limited	-	(21,739)
Insurance policy	(3,669)	(3,669)

CASH FLOWS USED IN INVESTING ACTIVITIES	(3,669)	(25,408)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances to (from) shareholder	(6,800)	3,200
Issuance of common stock	-	116,100
Financing fees	(25,000)	(25,000)

CASH FLOWS USED IN (PROVIDED BY) FINANCING ACTIVITIES	(31,800)	94,300

EFFECT OF FOREIGN CURRENCY TRANSLATION	1,711	(4,131)

NET DECREASE (INCREASE) IN CASH	(101,307)	718

CASH, BEGINNING OF YEAR	102,025	-

CASH, END OF YEAR	$718	$718

MAXLIFE FUND CORP. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

28 FEBRUARY 2007

(Expressed in United States Dollars)

1.  NATURE OF OPERATIONS

MaxLife Fund Corp. (the "Company") was incorporated on 9 January 2006 under the laws of the State of Wyoming.

The Company intends to commence operations in the near future, where they plan to seek, acquire, fund and manage the life insurance policies of individuals. The Company will either hold these policies until maturity or market the policies for sale at an earlier date.

2.  ORGANIZATION

On 31 August 2006, the Company acquired 100% of the issued and outstanding common shares of 1254450 Ontario Ltd. ("1254450") an Ontario, Canada corporation for a purchase price of $25,000 Canadian ($21,739 US) in cash and common shares equal to $5,000 US. The parties agreed to defer the issuance of the common shares until the Company becomes listed on a public market excahnge, at which time the shareholders of 1254450 will be issued that number of common shares that have a cash value of $5,000 US. In addition, the shareholders of 1254450 transferred the amounts due to them by 1254450 to the Company.

The purchase price was allocated as follows:

Consideration Exchanged:

Cash	$21,739
Convertible debenture	5,000
$26,739

Assets acquired:

Liabilities assumed	$(31,558)
Estimated fair value of tangible assets acquired	23,028
Goodwill	35,269
$26,739

MAXLIFE FUND CORP. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

28 FEBRUARY 2007

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

4.  BASIS OF PRESENTATION

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information and with the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended February 28, 2007 is not necessarily indicative of the results that may be expected for the year ending August 31, 2007. For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-KSB for the year ended August 31, 2006.

MAXLIFE FUND CORP. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

28 FEBRUARY 2007

(Expressed in United States Dollars)

5.  RECENT ACCOUNTING PRONOUNCEMENTS

In February 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 155, Accounting for Certain Hybrid Financial Instruments, which amends SFAS No. 133, Accounting for Derivatives Instruments and Hedging Activities and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. SFAS 155 amends SFAS 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principle cash flows. SFAS 155 also amends SFAS 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative instrument. Management does not expect the adoption of SFAS 155 to have a material impact on the Company’s financial statements.

In March 2006, the FASB released SFAS No. 156 Accounting for Servicing of Financial Assets: an amendment of FASB Statement No. 140 to simplify accounting for separately recognized servicing assets, servicing liabilities. SFAS No. 156 permits an entity to choose either the amortization method or the fair value measurement method for measuring each class of separately recognized servicing assets and servicing liabilities after they have been initially measured at fair value. SFAS No. 156 applies to all separately recognized servicing assets and liabilities acquired or issued after the beginning of an entity’s fiscal year that begins after 15 September 2006. The Company does not anticipate the adoption of SFAS No. 156 will have a material impact on its consolidated financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in tax positions. This interpretation requires that the Company determine whether it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position, and measure the amount of benefit to be recognized in the financial statements for a tax position that meets the more- likely-than-not recognition threshold. FIN 48 is effective for fiscal years beginning after 15 December 2006. Management does not expect the adoption of FIN 48 to have a material impact on the Company’s financial statements.

In September 2006, the U.S. Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108, which expresses the views of the SEC staff regarding the process of quantifying financial statement misstatements. SAB No. 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment.

MAXLIFE FUND CORP. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

28 FEBRUARY 2007

(Expressed in United States Dollars)

The guidance of this SAB is effective for annual financial statements covering the first fiscal year ending after 15 November 2006, which is 31 December 2006 for the Company. SAB No. 108 did not have an impact on the Company’s consolidated financial statements. In September 2006, the FASB issued SFAS No. 157, Defining Fair Value Measurement, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after 15 November 2007. The Company is currently evaluating the impact of adopting FAS 157 on its financial statements.

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

Second Quarter 2007:

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

Third Quarter 2007

We will prepare advertisements and information material to disseminate to our network of brokers with the intention of ramping up purchases of policies. With funds obtained from banks and investment funds we will be in a position to purchase and administer 20 - 30 policies.

Fourth Quarter 2007

The addition of a stronger infrastructure will be required and we intend to hire management personnel and support staff. This will enable us to segregate work responsibilities and meet the ongoing growth of the business. We will be in a position to handle different territories both in Canada and the United States.

First Quarter 2008:

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

Capital Resources and Liquidity

At February 28, 2007, we had working capital of approximately $78. It is the intent of management and significant stockholders, if necessary, to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity. However, there is no legal obligation for either management or significant stockholders to provide additional future funding. Should this pledge fail to provide financing, we have not identified any alternative sources.

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

Item 3. Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of February 28, 2007. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the second quarter of fiscal 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is currently not a party to any pending legal proceedings and no such action by, or to the best of its knowledge, against the Company has been threatened.

Item 2. Changes in Securities.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending February 28, 2007, covered by this report to a vote of the Company’s shareholders, through the solicitation of proxies or otherwise.

Item 5. Other Information.

None

Item 6. Exhibits

(a)    Exhibits

31.1 Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1 Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

MAXLIFE FUND CORP.
Registrant

Date: April 16, 2007	By: /s/ Bennett Kurtz
Bennett Kurtz
President, Chief Executive Officer and
Chief Financial Officer (Principal Accounting Officer)