Form 10QSB
period 2007-05-31
MAXLIFE FUND CORP.
filed 2007-07-16
CIK 1379377

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended May 31, 2007.

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of July 16, 2007: 30,127,100 shares of common stock.

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

SIGNATURE

Item 1. Financial Information

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the nine months ended May 31, 2007 are not necessarily indicative of results that may be expected for the year ending August 31, 2007.

MAXLIFE FUND CORP. AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

31 MAY 2007

MAXLIFE FUND CORP. AND SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS
Unaudited

AS AT 31 MAY 2007 AND 31 AUGUST 2006

(Expressed in United States Dollars)

	31 May 2007 (Unaudited)	31 August 2006 (Audited)

ASSETS
Current Assets
Cash	$443	$102,025
Short term investments	95,080	-
Total Current Assets	95,523	102,025
Long Term Assets
Insurance policy	29,309	23,028
Goodwill	35,269	35,269
Total Long Term Assets	64,578	58,297
Total Assets	$160,101	$160,322

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$8,497	$8,964
Advances from shareholder	34,794	41,594

Total Liabilities	43,291	50,558

Stockholders' Equity
Capital stock	30,127	30,127
Additional paid in capital	106,973	131,973
Accumulated other comprehensive loss	(1,992)	(5,842)
Deficit Accumulated During the Development Stage	(18,298)	(46,494)

Tot Total Stockholders' Equity	116,810	109,764

Total Liabilities and Stockholders' Equity	$160,101	$160,322

MAXLIFE FUND CORP. AND SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
Unaudited

(Expressed in United States Dollars)

	For the Three Months Ended 31 May 2007	For the Nine Months Ended 31 May 2007	For the Period From Inception to 31 May 2007
REVENUE
Interest income	$395	$1,178	$1,178
Gain on sale of investments	-	36,855	36,855
	395	38,033	38,033
EXPENSES
General and administrative	-	1,258	37,259
Professional fees	4,500	7,558	17,766
Interest and bank charges	268	699	984
(Gain) loss on foreign exchange	(86)	322	322
	4,682	9,837	56,331
NET (LOSS) EARNINGS	$(4,287)	$28,196	$(18,298)

FOREIGN CURRENCY TRANSLATION ADJUSTMENT	2,139	3,850	1,992

COMPREHENSIVE (LOSS) EARNINGS	$(2,148)	$32,046	$(16,306)

EARNINGS PER WEIGHTED NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	$0.00	$0.00

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	30,127,100	30,127,100

MAXLIFE FUND CORP. AND SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

(Expressed in United States Dollars)

	For the Nine Months Ended 31 May 2007	For the Period from Inception to 31 May 2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss)	$28,196	$(18,298)
Adjustment to reconcile net earnings to net cash provided by operating activities
Equity issued to acquire 1255450 Ontario Limited	-	5,000
Issuance of common stock for services	-	11,000
Issuance of common stock at inception	-	30,000
	28,196	27,543
Changes in operating assets and liabilities:
Short term investments	(95,080)	(95,080)
Accounts payable and accrued liabilities	(467)	3,533

CASH FLOWS USED IN OPERATING ACTIVITIES	(67,351)	(64,004)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of 1255450 Ontario Limited	-	(21,739)
Insurance policy	(6,281)	(6,281)

CASH FLOWS USED IN INVESTING ACTIVITIES	(6,281)	(28,020)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances (from) to shareholder	(6,800)	3,200
Issuance of common stock	-	116,100
Financing fees	(25,000)	(25,000)

CASH FLOWS USED IN (PROVIDED BY) FINANCING ACTIVITIES	(31,800)	94,300

EFFECT OF FOREIGN CURRENCY TRANSLATION	3,850	(1,833)

NET (DECREASE) INCREASE IN CASH	(101,582)	443

CASH, BEGINNING OF PERIOD	102,025	-

CASH, END OF PERIOD	$443	$443

MAXLIFE FUND CORP. AND SUBSIDIARY
(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

31 MAY 2007

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

31 MAY 2007

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

4. BASIS OF PRESENTATION

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information and with the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended May 31, 2007 is not necessarily indicative of the results that may be expected for the year ending August 31, 2007. For further information, refer to the financial statements and footnotes thereto included in the Company’s registration statement on Form SB/2 for the period ended August 31, 2006.

MAXLIFE FUND CORP. AND SUBSIDIARY
(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

31 MAY 2007

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

31 MAY 2007

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS 159 permits entities to choose to measure many financial instruments, and certain other items, at fair value. SFAS 159 applies to reporting periods beginning after 15 November, 2007. The adoption of SFAS 159 is not expected to have a material impact on the Company’s financial condition or results of operations.

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

Such factors include, among others, the following: international, national and local general economic and market conditions: demographic changes; the ability of the Company to sustain, manage or forecast its growth; the ability of the Company to successfully make and integrate acquisitions; raw material costs and availability; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; and other factors referenced in this and previous filings.Given these uncertainties, readers of this prospectus and investors are cautioned not to place undue reliance on such forward-looking statements.

Plan of Operations

During the next twelve months, we expect to take the following steps in connection with the further development of our business and the implementation of our plan of operations:

Forth Quarter 2007:

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

First Quarter 2008

We will prepare advertisements and information material to disseminate to our network of brokers with the intention of ramping up purchases of policies. With funds obtained from banks and investment funds we will be in a position to purchase and administer 20 - 30 policies.

Second Quarter 2008

The addition of a stronger infrastructure will be required and we intend to hire management personnel and support staff. This will enable us to segregate work responsibilities and meet the ongoing growth of the business. We will be in a position to handle different territories both in Canada and the United States.

Third Quarter 2008:

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

Capital Resources and Liquidity

At May 31, 2007, we had working capital of approximately $443. It is the intent of management and significant stockholders, if necessary, to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity. However, there is no legal obligation for either management or significant stockholders to provide additional future funding. Should this pledge fail to provide financing, we have not identified any alternative sources.

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

Item 3. Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of May 31, 2007. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending May 31, 2007, covered by this report to a vote of the Company’s shareholders, through the solicitation of proxies or otherwise.

Item 5. Other Information.

None

Item 6. Exhibits

(a)	Reports on Form 8-K and Form 8K-A

None.

(b)	Exhibits

Exhibit Number	Exhibit Title

31.1	Certification of Bennett Kurtz pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Bennett Kurtz pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

MAXLIFE FUND CORP.
Registrant

Date: July 16, 2007	By: /s/ Bennett Kurtz
Bennett Kurtz
President, Chief Executive Officer and
Chief Financial Officer (Principal Accounting Officer)