Form 10KSB
period 2007-08-31
MAXLIFE FUND CORP.
filed 2007-11-29
CIK 1379377

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________

FORM 10-KSB
____________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended
August 31, 2007

Commission File

MAXLIFE FUND CORP.
(Exact name of registrant as specified in its charter)

Wyoming
(State or other jurisdiction of incorporation or organization)

(IRS Employer Identification Number)

160 Tycos Drive, Unit #12 Toronto, Ontario Canada	M6B 1W8
(Address of principal executive offices )	(Zip Code)

866-752-5557
(Registrant’s telephone no., including area code)

Securities registered pursuant to Section 12(b) of the Act:	None

Title of each class	Name of each exchange on which registered

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value
(Title of class)

 (Former name, former address and former fiscal year,
if changed since last report)

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.

Yes ☒ No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( )

Revenues for year ended August 31, 2007: $38,811

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of November 15, 2007, was: $183,297,787, based on the closing trade reported on the NASD Over-the-Counter Bulletin Board National Quotation System.

Number of shares of the registrant’s common stock outstanding as of November 15, 2007 is: 30,297,168.

The Transfer Agent for the Company is First American Stock Transfer.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Business Development

MaxLife Fund Corp. (the “Company”, “MaxLife”, “we”, “us” or “our”) were incorporated in the State of Wyoming on January 9, 2006. On August 31, 2006, pursuant to the terms of a stock purchase agreement by and among us, 1254450 Ontario Ltd. (“1254450”), and the shareholders of 1254450 (“Shareholders”), we acquired all of the then issued and outstanding preferred and common shares of 1254450 for a total of $5,000 worth of our common stock to be issued at such time as our shares are approved for listing on a public market exchange. Pursuant to the agreement 1254450 became our wholly owned subsidiary.

Business of Issuer

General

We plan to purchase or fund life policies of individuals. Our goal is to have a large number of policies under our administration. We expect to either sell or trade such policies at a profit or maintain the policies until maturity. We may also lend against individual or groups of policies and thereby earn an interest spread on the loaned funds.

Depending on the nature of the policyholder, we will provide one of two types of settlements. A “viatical settlement” is the sale of a life insurance policy by a terminally ill person to another party. By selling the policy, the insured (a viator) receives an immediate cash payment to use as he or she wishes. In this case, we take an ownership interest in the policy at a discount to its face value and receive the death benefit under the policy when the viator dies. A “life settlement” differs from a viatical settlement in that the insured is not terminally ill and focuses on healthy seniors. The life policy holder is typically 65 years of age or older, and has a life expectancy of ten years or less. Life settlements are an attractive transaction to persons who purchased life insurance for income protection or estate planning, but no longer need the insurance due to growth in their investment portfolios or other changes in life circumstances. Life settlements also appeal to persons who want to make immediate gifts to their beneficiaries. In these instances, the insured may feel the insurance is no longer needed. Since the market for viatical settlements has grown to include life expectancies that are often associated with life settlements and the age and medical condition of many life settlers gives them a life expectancy that is the same as many viators, the distinction between these two market segments has diminished and the markets have largely merged. We expect to target both terminally ill policyholders as well as non-terminally ill policyholders over the age of 65.

We are a developmental-stage company. We will require additional funds to implement our business plan. There is no assurance that we will be able to obtain additional funding through the sales of additional equity securities or that such funding, if available, will be obtained on terms favorable to or affordable by us.

Industry Analysis

We believe that life settlements are receiving significant attention from insurers whose policies are being transferred, from brokers and providers seeking financial gain from these transactions, and from lenders, mostly institutional, seeking to enhance their return by investing in viaticals and life settlements.

An insured whose life expectancy has deteriorated since policy issue is more attractive to a life settlement lender who is looking to minimize the wait to receive the policy death benefit. As a result of reviewing the insured’s medical records, the life settlement lender will have much more current information regarding the insured’s life expectancy that the insurer, which likely last reviewed the medical information when the policy was issued. However, at the present time, non-forfeiture regulations do not permit insurers to differentiate cash surrender values based on current life expectancy, creating the opportunity for life settlement providers to offer more for a policy, on a selective basis, than the insurer is able to pay.

The financial performance of a life settlement is driven by the relationship of the actual future lifetime of the insured after policy purchase and the expected future lifetime upon which the life settlement offer was calculated. The purchaser balances the present value of the death benefit, at an interest rate that provides it with an acceptable return for the risk being assumed, against the up-front payment for the policy, the amount of commissions, fees, and expenses required by the transaction, and the sum needed to fund continuing premium payments. Given that there is a reasonable distribution of the actual future lifespan of the insureds around what was expected at policy purchase, the life settlement Lender will realize a return from the transactions that is at least close to what was targeted. On some of the policies that were purchased, returns greater than what was assumed will be achieved, which balance out lower-than-expected returns on others.

However, when individuals seek to evaluate a life settlement offer against the ultimate value to be found from keeping the policy, they do not know the length of their future lifetime. For some of them, keeping the policy will provide a greater financial reward. For others, accepting the life settlement will produce a better outcome. This suggests that the position adopted by some industry observers that it is always better to retain the policy is not correct.

Compensation

As with many life insurance product trends, the financial interest of producers is a powerful factor. Sales trends develop as agents and brokers learn new ways to serve their clients, and generate income for themselves in the process. Life settlement transactions supply life agents and brokers with a new tool to serve clients, and provide additional sources of income for themselves. These include fees generated from the settlement itself, which can be substantial and new commission streams that result from additional policies funded with the proceeds of the life settlement transaction.

There are no externally imposed compensation standards that control what a life settlement broker, who arranges the sale of a policy, and the life agent or financial advisor, who brings the particular client to the transaction, might receive. However, a competitive market generally brings its own discipline, and typical compensation levels are evolving.

Value of the Death Benefit

The strongest industry reaction has been to focus the attention of policy owners who might be considering a life settlement on the value of the policy death benefit. Their argument suggests that the life policy is likely one of the insured’s most valuable assets. If a current need for capital or a concern for the cash flow necessary to maintain premium payments is motivating the settlement, they would suggest selling other assets before the life policy, or working out an arrangement with the beneficiary or another interested party to assist with premium payments.

In any analysis of a life settlement, factors particular to the current situation of the individual insured provide the foundation for the discussion. One key issue is balancing current wants/needs and future considerations. It can be as simple as deciding if the insured wants to take advantage of the policy values or is willing to let them accrue to a third party following his/her death. Risk tolerance is an issue, as is the factor used to equate a current settlement offer versus future policy values.

A simple model demonstrates that the value received by holding the policy will vary relative to the settlement offer made on the policy. Keeping the policy may be better, or it may provide less than the settlement offer. Unfortunately, at the time the offer is made, the insured does not know which alternative will apply.

Other Insurable Interest Issues

Other programs, often with insurable interest issues or arbitrage opportunities similar to life settlements, are included in a discussion of life settlements. These include LILAC (life insurance life annuity contracts) programs, non-recourse premium financing, and blocks of new policies purchased with a settlement transfer in mind. Each is likely to erode profitability for the insurers involved.

By notifying their distributors they are not interested in issuing such policies, and by establishing appropriate underwriting techniques to avoid issuing such policies, insurers should be able to minimize the negative impact.

Coverage Types

Individually sold life policies are the primary source of life settlement transactions. The initial purpose of the insurance was often to provide financial protection. In others, the initial beneficiary, often the spouse, has predeceased the insured. Absent a secondary purpose for the insurance, a life settlement may seem like a logical alternative.

Business insurance policies (buy-sell, keyman, etc.) can provide additional life settlement opportunities. Policies purchased to fund buy-sell programs may no longer be needed after one or more of the original owners have left the firm. Policies used to provide keyman coverage may become superfluous after the insured has retired or otherwise dropped out of active participation in the business.

Small and midsize executive benefit plans funded with life insurance contracts may be another group of likely targets for life settlements providers. This becomes more likely in situations where corporate operations are being restructured, such as following a sale or a bankruptcy, or where an infusion of cash is needed to address a pressing business issue. Self-administered plans, using individual rather than aggregate funding that do not maintain an ongoing relationship with the life agent or broker that sold the plan are more likely to be targets.

The potential reduction in the estate tax might make insurance purchased with that purpose in mind a likely target were it not for the fact that much of the life insurance purchased to fund estate taxes is owned by trusts. Working with a trustee is likely to introduce sufficient extra complication to the transaction to deter some life settlement providers. Others try to distinguish themselves by touting their ability to work with trustees.

Other business insurance programs where regulations, such as tax laws, have changed since the policies were purchased may also be likely candidates for life settlements. For example, many insureds are unsure of how to handle policies purchased under the old split-dollar rules, now that some of those rules have changed.

Target Market

Emerging demographic trends serve as a facilitator for growth in life settlement activity. The oldest members of the Baby Boomer generation are now approaching 60 years old. This is not yet old enough to fit within the target market profile of life settlement providers, currently focused on ages over 70. However, anticipation of the potential of the Baby Boomer generation as a source of policies available for settlement has motivated life settlement providers to refine their business model in order to be in position to take advantage of this emerging demographic phenomenon. Not only will the Boomers provide a substantial increase in the senior population, but also they may be more receptive to life settlements when their ages become more attractive to life settlement providers to the extent that the current promotion of life settlements makes this option more familiar to them.

Minimally funded UL (universal life) contracts are the primary target of life settlement providers. The low funding level generates only small cash surrender values, making it easier for the settlement offer to look attractive to the insured. In addition, the flexible funding aspect of a UL contract allows the provider to adjust its premium-payment pattern to take future interest rates into consideration, optimizing the provider’s return. Aggressively priced UL contracts provide additional potential gain, in that lower mortality and/or higher lapse assumptions used in policy pricing, maximizing the arbitrage. One drawback of minimally funded UL contracts is that they have little cash value available for paying ongoing mortality charges, which increase sharply as the insured ages.

Whole life contracts are not as attractive, although they are subject to some life settlements. They generally have a much higher cash surrender value, increasing the amount the Lender must pay and/or reducing the excess value that a life settlement broker is able to provide. They also have much less flexibility in the amount and timing of future premium payments.

VUL (variable universal life), to the extent that the policy has a fixed income option that produces returns comparable to what can be achieved with UL, can be attractive to life settlement providers. However, expense charges are normally higher than on UL, and, as a registered product, there is concern for the additional regulatory oversight. The VUL contract has the same flexibility in future premium payments that help to make UL the current product of choice. More settlements involving VUL are likely as fewer of the easier-to-settle UL policies remain available.

There is some life settlement activity on level-premium term products as well, although there are some additional hurdles that need to be addressed. Generally speaking, in order to avoid insureds who might live beyond the guaranteed period, life settlement providers will not be interested unless the remaining period on the term contract is at least twice as long as the estimated life expectancy of the insured. Convertible term policies, where policy provisions permit the term contract to be exchanged for a permanent policy, can be sold. However, the life settlement provider will need to examine the policy form to which the term policy can be converted, the future premium stream on that policy, and the control the insurer has in approving the conversion.

Finally, convertible group products, where the insured is allowed to convert the group insurance to an individual policy, may be available for life settlement, assuming the insured has control of the election to convert the coverage and the transfer to a third party. The life settlement provider will need to be comfortable with the same list of things as with convertible term.

Market Size

Market size is a difficult figure to quantify, but one of great importance to lenders considering participation in this market. There is no official source of the information and no independent third party to which life settlement providers report the volume of policies purchased.

Life settlement providers compete with one another and, therefore, there is a tendency to be optimistic when reporting results. In addition, there is an additional segment of the market that operates below the radar screen, dealing in private transactions that are rarely noticed. Complete and accurate historical data were not available when earlier estimates of market size were made and that data is still not easy to obtain. At the November 2005 VLSAA (Viatical and Life Settlement Association of America) meeting, there was significant discussion of the concern for sizing the market, but no concrete proposal for a solution was forthcoming.

Lenders

Observers of the current situation in the life settlement market characterize it as lender capital chasing available policies - i.e., that there is more money currently available to fund policy purchases than there are available policies to be purchased. As such, and keeping the magnitude of the capital being invested in mind, it suggests just how far things have come since the late 1990s. Institutional Lenders, using a broad definition of that term that includes hedge funds, have replaced individuals and are a major factor of this evolution. Investment bankers are involved, including Deutsche Bank and UBS making investments from their own funds and facilitating the process for groups of other Lenders. Several major U.S. life insurers are also significant Lenders in life settlements, providing them with an opportunity to offset potential underwriting losses if their own policies are purchased with investment gains from the business they purchase.

Insured mortality, the driver of life settlement profitability, is perceived to be uncorrelated to other major drivers of investment return, such as economic conditions, interest rates, or equity market performance. Historically, the high and uncorrelated returns that have been available have attracted a surfeit of capital. Closed-end German investment funds are reported to be the largest group of Lenders in U.S. life settlements. German interest has been driven, in large part, by the favorable tax treatment participants receive on life insurance investments. The tax regulations changed in midyear 2005 and even though the German funds have tried to use leverage to offset the higher taxes, the volume of new investment has dropped off.

In October 2005, the Financial Accounting Standards Board clarified the accounting treatment of life settlement transactions. Historically, life settlement Lenders had been required to value policies purchased using their cash surrender value. Because the policies are purchased for amounts in excess of surrender value, often several times the surrender value, this caused the purchaser to report a loss at the time of purchase. New accounting guidance permits the use of either an investment method or the fair value of the purchased policy. This is likely to open the market to additional institutions (trusts and pension funds, for example) that have been kept on the sidelines by internal investment restrictions.

Institutional Lenders and the more rigid management routines they bring are perceived to be good for the life settlement market. Because the identity of insureds is often not revealed to the Lender, participants can have less concern for their own privacy and that some individual may profit from their death.

Securitization is a potentially important aspect of institutional Lender participation. “Death bonds,” as they have been referred to pejoratively, are asset-backed securities, with the death benefit from purchased life insurance policies as the revenue stream. Several securitizations of the life settlements have been attempted, with limited success to date. Getting credit reporting agencies to understand these bonds, buy into the underlying underwriting and pricing of the risks, and assign ratings to them is one hurtle. Completing the funding for the transaction on a timely basis is an additional concern. Dignity Partners completed a securitization of viatical policies in 1995, a life settlement institutional sources of capital, which helps by bringing additional legitimacy to this maturing marketplace.

Life settlements are on the radar screen of many institutional Lenders. Those include major investment banks (including Deutsche Bank and UBS), with a mix if investments for their own account and the coordination of third - party investments. Hedge funds of various sizes and nationalities, and a number of major life insurers. (AIG is the largest insurer investing in the U.S. market), are other sources of life settlement capital. Faced with an uncertain economy and low interest rates, at least at the long - term end of the spectrum, investing in life settlements presents an attractive alternative.

The timing of the actual versus expected mortality is the major driver of returns on life settlement investments. This differs from the profitability to the insurer of the product itself, where the investment return on the assets underlying the product is a major determinant. The life settlement Lender receives the policy proceeds at the death of the insured, and recovers the amount advanced to fund the life settlement. The return on the amount invested will vary depending on the timing of the actual death relative to what had been assumed in determining the amount to pay for the policy. Because fluctuations in actual versus expected mortality are not related to other measures of economic activity, life settlements provide uncorrelated returns to Lenders.

Historically, 15% annual returns, or higher, were commonplace on life settlement investments. Increasing competition has caused returns to drop somewhat. Our research suggests that 12% is common as of November 2005, but that some transactions priced to yield less than that. By adjusting the amount of the settlement payment for a given estimated life expectancy, the life settlement Lender can select the expected return on its investment, constrained, of course, by current marketplace conditions.

Life settlements, priced to yield 10% or 12% returns, are quite attractive when compared with the 5.25% yields currently available on A-rated 10-year corporate bonds. The likelihood that the actual return on a life settlement would drop to this level is small. For the return on a transaction with a seven-year life expectancy, priced to yield 12%, to drop to 5.25%, the insured would have to live for almost 13 years, which has a probability of approximately 15%.

Employees

We currently have no employees other than Bennett Kurtz, our sole officer and director.

Industry Regulation and Taxation

General

When the life settlement market was first established, it was sparsely regulated. Due in part to abuses within the industry, which were well-publicized, the federal government and various states moved to regulate the market in the mid-1990’s. These regulations generally took two forms. One sought to apply consumer protection-type regulations to the market. This application was designed to protect policyholders and purchasers. Another sought to apply securities regulations to the market, which was designed to protect purchasers. Various states have also used their insurance regulations to attack instances of insurance fraud within the industry.

Consumer Protection Licensing.

The consumer protection-type regulations arose largely from the draft of a model law and regulations promulgated by the National Association of Insurance Commissioners (NAIC). At least 35 states have now adopted some version of this model law or another form of regulation governing life settlement companies in some way. These laws generally require the licensing of providers and brokers, require the filing and approval of settlement agreements and disclosure statements, describe the content of disclosures that must be made to insureds and sellers, describe various periodic reporting requirements for settlement companies and prohibit certain business practices deemed to be abusive.

Securities Regulations.

Some states and the Securities and Exchange Commission have attempted to treat life settlements as securities under federal or state securities laws and have successfully done so in circumstances in which the transactions were structured as securities. No state or federal regulatory body or private litigant has successfully asserted that our life settlement transactions are securities under state or federal law. Due to the manner in which we structure our settlements and utilizing in some instances the exceptions and exemptions under securities laws such laws have not limited our business model to a significant extent.

We believe that a combination of consumer protection-type laws and existing insurance regulations provide an appropriate framework for regulation of the industry. The widespread application of securities laws would, as a practical matter, prevent us and other life settlement companies from marketing settlements with little or no benefit to purchasers. Each of our purchasers has represented themselves to be sophisticated individuals or institutions which have little need for the protections afforded by the securities laws. At this point, the possible application of such laws has not had an adverse material effect on our business but we cannot give assurance that our business would not be materially and adversely impacted by a securities-based action.

Insurance Regulation.

As a life settlement company, we facilitate the transfer of ownership in life insurance policies but do not participate in the issuance of policies. We do not engage in the business of insurance and are not required to be licensed as an insurance company or insurance broker. We do however, deal with insurance companies and professionals in our business and are indirectly affected by the regulations covering them. The insurance industry is highly regulated, and these regulations affect us in numerous ways. We must understand the regulations as they apply to policy terms and provisions and the entitlement to, and collectability of, policy benefits. We rely upon the protections against fraudulent conduct that these regulations offer and we rely upon the licensing of companies and individuals with whom we do business.

Taxation

In 1996, Congress passed the Health Insurance Portability and Accountability Act. This act exempts from taxation proceeds received in a viatical settlement paid to terminally ill viators (those having a life expectancy of 24 months or less) and chronically ill viators (those who are incapable of at least two daily-living activities, such as eating and bathing, and require supervision).

The tax exemption applies only if the viatical settlement company is licensed in the state in which the viator resides, or if the viator resides in a state that does not license viatical companies, if the viatical company can certify that it complies with the model act provisions. Because we are licensed in Wyoming, we believe that under the 1996 act, qualifying viators will not be subject to federal income tax from viatical settlements that we facilitate. Since most states follow the Federal income tax definitions, the receipt of settlement proceeds is generally exempt for state income tax purposes also.

The act does not exempt the receipt of life settlement proceeds. Life settlement proceeds would typically be taxed as ordinary income to the extent that the proceeds exceed the premiums paid for the insurance policy. However although proceeds from a life settlement transaction can be substantial the amount of settlement often does not exceed the total amount of premiums paid over the years and thus many times the transaction does not result in a taxable event for the seller of the policy.

RISK FACTORS

In addition to other information in this annual report on Form 10-KSB and in the documents we are incorporating by reference, the following risk factors should be carefully considered in evaluating us and our business.  Such factors significantly affect or could significantly affect our business, operating results or financial condition.  This annual report on Form 10-KSB contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995.  Actual results could differ materially from those projected in the forward-looking statements as a result of the risk factors set forth below and elsewhere in this annual report on Form 10-KSB.

We Are Operating in Evolving Markets that May Be Volatile

Although the market has grown exponentially in the past few years, how and to what extent it will continue to develop is uncertain.  Because there are so few publicly reporting companies in this industry, measuring the market is difficult. As more insureds become aware of life settlements as a financial planning option, we expect the size of the market to grow substantially. As we demonstrate our ability to originate, underwrite and place life settlements with our individual clients, any dramatic growth will depend heavily upon the entry of institutional purchasers and the increase in presentations of policies with face values in excess of $5 million. Whether we can maintain markets for such policies will depend on our ability to attract more institutional and accredited investors and convince these purchasers that we can originate sufficient numbers of qualified policies for purchase and that our policy analysis and pricing practices are sound. Until we attract a sufficient number of institutional clients to provide for consistent and predictable demand in addition to the demand from our individual clients, our financial performance during any period may be materially affected by the entry or departure of one or more of our institutional clients from the market.

Our prospects must be considered in light of the risks, expenses and difficulties encountered by those attempting to operate in evolving markets. We cannot assure you that we will be successful in addressing the risks we face. The failure to do so could have a material adverse effect on our business, financial condition, and results of future operations.

Our Operating Results in One or More Future Periods Are Likely to Fluctuate and May Fail to Meet Expectations.

Our net operating results have fluctuated in the past and may fluctuate significantly in the future depending on purchaser demand for life settlements, brokerage and referral fees, unexpected increases in general and administrative expenses and competition for qualified policies. Because of these or other factors, our operating results may, in some future period, fall below market expectations. In such event, the market price of our securities might fall. Moreover, fluctuations in our operating results may also result in volatility in the market price of our securities.

Our Success Depends on Maintaining Relationships Within Our Referral Networks

We rely primarily upon brokers to refer potential sellers of policies to us and upon financial planners, known as licensees, to refer client purchasers to us. These relationships are essential to our operations and we must maintain these relationships to be successful. We do not have fixed contractual arrangements with the brokers or financial planners, and they are free to do business with our competitors. In addition, the pool of brokers and referring financial planners is relatively small, which can increase our reliance on our existing relationships and impair attempts to reduce brokerage fees. We are also developing our own network of insurance and financial planning professionals, known as producers, to refer potential sellers to us, and we expect referrals from this source to grow. As with brokers, our ability to build and maintain these relationships will depend upon our closing rates and the level of compensation we pay to the referring professional. The compensation paid to the referring professional will affect the offer price to the seller and the compensation we receive. We must balance these interests successfully to build our referring network and attain greater profitability.

We Depend on Growth in the Life Settlement Market

Growth of the life settlement market and our expansion within the market may be affected by a variety of factors, including:

☐	the inability to locate sufficient numbers of life settlors;

☐	the inability to convince potential sellers of the benefits of life settlements;

☐	the inability to attract sufficient qualified purchasers;

☐	competition from other life settlement companies;

☐	the occurrence of illegal or abusive business practices resulting in negative publicity about the market; and

☐	the adoption of overly burdensome governmental regulation.

In addition, the life settlement market may evolve in ways we have not anticipated and we may be unable to respond in a timely or cost-effective manner. If the life settlement market fails to grow as quickly as or in the directions we have anticipated, our business, financial condition and results of operations would be materially adversely affected as it relates to our large-scale growth.

Our Purchasers Depend on Our Ability to Predict Life Expectancies and Set Appropriate Price; If Our Investment Returns Are Not Competitive We May Lose Purchasers; We Must Purchase In Large Numbers

A purchaser’s investment return from a life settlement depends on three factors: the policy face amount, the settlement purchase price and the demise of the insured. We price settlements based on the policy face amount and the anticipated life expectancy of an insured. For viatical settlements, life expectancies are estimated based on a medical analysis of the insured. For life settlements, life expectancies are estimated from medical and actuarial data based on the historical experiences of similarly situated persons. The data is necessarily based on averages involving mortality and morbidity statistics. The outcome of a single settlement may vary significantly from the statistical average. It is impossible to predict any one insured’s life expectancy exactly. To mitigate the risk that an insured will outlive his or her predicted life expectancy, we price life settlements to yield competitive returns even if this life expectancy prediction is exceeded. In addition, life settlement purchasers must be able to bear a non-liquid investment for an indeterminate period of time.

If we underestimate the average life expectancies and price our transactions too high, our purchasers will not realize the returns they seek, demand may fall, and purchasers may invest their funds elsewhere. In addition, amounts escrowed for premiums may be insufficient to keep the policy in force and it is the responsibility of the purchasers to pay these additional premiums. If we overestimate the average life expectancies, the settlement prices we offer will fall below market levels, supply will decrease, and sellers may engage in business with our competitors or pursue other alternatives. Our ability to accurately predict life expectancies and price accordingly is affected by a number of factors, including:

☐	the accuracy of our life expectancy estimations, which must sufficiently account for factors including an insured’s age, medical condition, life habits (such as smoking), and geographic location;

☐	Our ability to anticipate and adjust for trends, such as advances in medical treatments, that affect life expectancy data; and

☐
Our ability to balance competing interests when pricing settlements, such as the amounts paid to life settlors, the acquisition costs paid by purchasers, and the compensation paid to ourselves and our referral networks.

To foster the integrity of our pricing systems, we use both in-house and outside experts, including medical doctors and published actuarial data. We cannot assure you that, despite our experience in settlement pricing, we will not err by underestimating or overestimating average life expectancies or miscalculating reserve amounts for future premiums. If we do so, we could lose purchasers or policy sellers, and those losses could have a material adverse effect on our business, financial condition, and results of operations.

Government Regulation Could Negatively Impact Our Business

Further, changes in laws or governmental regulation could affect our brokers or clients, which could have a material adverse effect on our business.

Our Chairman and Chief Executive Officer Beneficially Owns 15.18% of Our Common Stock and, as a Result, Can Exercise Significant Influence over Our Company

Mr. Bennett Kurtz, our Chairman and Chief Executive Officer, is defined under SEC regulations as the beneficial owner of approximately 15.18% of our common stock, largely as the result of exercising voting power by proxy over shares held by 547667 Ontario Limited. He will be able to control most matters requiring approval by our shareholders, including the election of directors and approval of significant corporate transactions. His voting control affects indirectly the process for nominating directors, since theoretically he could nominate and elect directors without board involvement. This concentration of ownership may also have the effect of delaying or preventing a change in control of MaxLife, which in turn could have a material adverse effect on the market price of our common stock or prevent our shareholders from realizing a premium over the market price for their shares of common stock.

Our Stock Is Thinly Traded and the Stock Price May Be Volatile

Although our common stock was traded on the OTC Bulletin Board market during the period covered by this filing, our common stock has qualified for and traded on the OTCBB since June 29, 2007.  Our stock is not widely traded and our share prices may be volatile due to actual or anticipated variations in our quarterly operating results, positive or negative developments concerning our business, our industry or the general economy.

ITEM 2. DESCRIPTION OF PROPERTY

We currently operate our business from our corporate headquarters located at 160 Tycos Drive, Unit #12, Toronto, Ontario, Canada M6B 1W8. We are currently being provided with space at this location by Adir Accessories Ltd. which is owned by the brother of Bennett Kurtz. We rent such space on a month to month basis and we do not pay rent for this property.

ITEM 3. LEGAL PROCEEDINGS

There is no litigation pending or threatened by or against us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Holders of Our Common Stock

As of November 15, 2007, we had approximately 30,297,168 shares issued and outstanding and 22 holders of our common stock.

The following table sets forth the high and low closing bid prices per share of our common stock during the most recent fiscal year (Our common stock has qualified for and traded on the OTCBB since June 29, 2007) , as reported by The Nasdaq Stock Market.

	High	Low
Year Ended 8/31/07
Fourth Quarter (Commencing June 27, 2007)	$3.18	$1.00

Dividends

Since inception we have not paid any dividends on our common stock. We currently do not anticipate paying any cash dividends in the foreseeable future on our common stock, when issued pursuant to this offering. Although we intend to retain our earnings, if any, to finance the exploration and growth of our business, our Board of Directors will have the discretion to declare and pay dividends in the future.

Payment of dividends in the future will depend upon our earnings, capital requirements, and other factors, which our Board of Directors may deem relevant.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Plan of Operations

Results of Operations for the year ended August 31, 2007:

During the fiscal year, we successfully did a private placement via a share purchase agreement to secure financing of $2,500,000. We received $500,000 from this line of credit and issued 170,068 shares. We deployed some of these funds and purchased Life Settlement Policies with a face amount of $4,000,000 and cost of $400,000. Additional working capital is available to ensure that the premiums on these policies will be paid when required.

During the next twelve months, we expect to take the following steps in connection with the further development of our business and the implementation of our plan of operations:

First Quarter 2008:

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

Second Quarter 2008:

We will prepare advertisements and information material to disseminate to our network of brokers with the intention of ramping up purchases of policies. With funds obtained from banks and investment funds we will be in a position to purchase and administer 20 - 30 policies.

Third Quarter 2008

The addition of a stronger infrastructure will be required and we intend to hire management personnel and support staff. This will enable us to segregate work responsibilities and meet the ongoing growth of the business. We will be in a position to handle different territories both in Canada and the United States.

Fourth Quarter 2008

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

Capital Resources and Liquidity

At August 31, 2007, we had working capital of approximately $73,021. It is the intent of management and significant stockholders, if necessary, to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity. However, there is no legal obligation for either management or significant stockholders to provide additional future funding. Should this pledge fail to provide financing, we have not identified any alternative sources.

We are still in the process of developing and implementing its business plan and raising additional capital. As such, we are considered to be a development stage company. Management believes that actions presently being taken to obtain additional funding and implement its business plan provide the opportunity for us to continue as a going concern.

Critical Accounting Policies

Max Life’s financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use if estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Our significant accounting policies are summarized in Note 3 of our financial statements. While all these significant accounting policies impact its financial condition and results of operations, Max Life views certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on Max Life’s consolidated financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

ITEM 7. FINANCIAL STATEMENTS

Our financial statements, together with the report of auditors, are as follows:

MAXLIFE FUND CORP, INC. AND SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

31 AUGUST 2007

MAXLIFE FUND CORP, INC. AND SUBSIDIARY

(A Development Stage Company)

31 AUGUST 2007

CONTENTS

Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	1

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets	2

Consolidated Statements of Earnings and Comprehensive Loss	3

Consolidated Statements of Stockholders' Equity	4

Consolidated Statements of Cash Flows	5

Notes to the Consolidated Financial Statements	6 - 15

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
MaxLife Fund Corp, Inc.

We have audited the accompanying consolidated balance sheet of MaxLife Fund Corp, Inc. and Subsidiary (A Development Stage Company) as of 31 August 2007 and 2006 and the related consolidated statements of earnings (loss), comprehensive loss, stockholders' equity and cash flows for the years ended 31 August 2007 and 2006 and for period from the date of inception (9 January 2006) to 31 August 2007.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting.  Our audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstance, but not for expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MaxLife Fund Corp, Inc. and Subsidiary (A Development Stage Company) as of 31 August 2007 and 2006, and the results of its operations for the years ended 31 August 2007 and for the period from the date of inception (9 January 2006) to 31 August 2007 and 2006 in conformity with accounting principles generally accepted in the United States of America.

"DNTW"

Markham, Canada	Chartered Accountants, LLP
19 November 2007	Licensed Public Accountant

MAXLIFE FUND CORP, INC. AND SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

AS AT 31 AUGUST

(Expressed in United States Dollars)

	Note	2007	2006
ASSETS

Current Assets
Cash		$506,204	$102,025
Available-for-sale securities, at fair value (cost - $89,816)		19,017	-

Total Current Assets		525,221	102,025

Long Term Assets
Investment in life insurance policies and note receivable	4	430,078	23,028
Goodwill		35,269	35,269
Deferred taxes		25,573	-

Total Long Term Assets		490,920	58,297

Total Assets		$1,016,141	$160,322

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities		$418,500	$8,964
Advances from shareholder	5	34,700	41,594

Total Liabilities		453,200	50,558

Stockholders' Equity
Capital stock	6	30,297	30,127
Additional paid in capital		606,803	131,973
Accumulated other comprehensive loss		(51,053)	(5,842)
Accumulated deficit		(23,106)	(46,494)

Total Stockholders' Equity		562,941	109,764

Total Liabilities and Stockholders' Equity		$1,016,141	$160,322

The accompanying notes are an integral part of these financial statements.

MAXLIFE FUND CORP, INC. AND SUBSIDIARY
(A Development Stage Company)

STATEMENTS OF EARNINGS AND COMPREHENSIVE LOSS

(Expressed in United States Dollars)

	For the Year Ended 31 August2007	For the Period from Inception (9 January 2006) to 31 August 2006	For the Period from Inception (9 January 2006) to 31 August 2007
REVENUE
Realized gain on sale of available-for-sale securities	$37,192	$-	$37,192
Interest income	1,619	-	1,619
	38,811	-	38,811

EXPENSES
Professional fees	17,540	10,208	27,748
Office and general	1,434	36,000	37,434
Interest and bank charges	919	286	1,205
Gain on foreign exchange	(4,470)	-	(4,470)

TOTAL OPERATING EXPENSES	15,423	46,494	61,917

NET EARNINGS (LOSS)	23,388	(46,494)	(23,106)

FOREIGN CURRENCY TRANSLATION ADJUSTMENT	16	(2,316)	(2,300)

UNREALIZED LOSS ON AVAILABLE-FOR-SALE SECURITIES, NET OF DEFERRED TAXES	(45,227)	-	45,227

COMPREHENSIVE LOSS	$(21,823)	(48,810)	19,821

LOSS PER WEIGHTED NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	$0.00	$0.00

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	30,127,932	30,000,000

The accompanying notes are an integral part of these financial statements.

MAXLIFE FUND CORP, INC. AND SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE PERIOD FROM THE DATE OF INCEPTION (9 JANUARY 2006) TO 31 AUGUST 2007

(Expressed in United States Dollars)

	Common Stock			Accumulated Other		Total
	Shares	Amount	Additional Paid In Capital	Comprehensive Loss	Accumulated Deficit	Stockholders' Equity
Issuance of common stock at inception	30,000,000	$30,000	$-	$-	$-	$30,000

Issuance of common stock for cash	116,100	116	115,984	-	-	116,100

Issuance of common stock for services	11,000	11	10,989	-	-	11,000

Acquisition of 1254450 Ontario Ltd.	-	-	5,000	-	-	5,000

Foreign currency translation	-	-	-	(5,842)	-	(5,842)

Net loss	-	-	-	-	(46,494)	(46,494)

Balance, 31 August 2006	30,127,100	30,127	131,973	(5,842)	(46,494)	109,764

Issuance of common stock for cash	170,068	170	499,830	-	-	500,000

Financing fees	-	-	(25,000)	-	-	(25,000)

Unrealized loss on available-for-sale investments, net of taxes	-	-	-	(45,227)	-	(45,227)

Foreign currency translation	-	-	-	16	-	16

Net earnings	-	-	-	-	23,388	23,388

Balance, 31 August 2007	30,297,168	$30,297	$606,803	$(51,053)	$(23,106)	$562,941

The accompanying notes are an integral part of these financial statements.

MAXLIFE FUND CORP, INC. AND SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in United States Dollars)

	For the Year Ended 31 August 2007	For the Period from Inception (9 January 2006) to 31 August 2006	For the Period from Inception (9 January 2006) to 31 August 2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss)	$23,388	$(46,494)	$(23,106)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Equity issued to acquire 1255450 Ontario Limited	-	5,000	5,000
Issuance of common stock for services	-	11,000	11,000
Issuance of common stock at inception	-	30,000	30,000

Changes in operating assets and liabilities:
Available-for-sale securities	(19,017)	-	(19,017)
Investment in life insurance policies and note receivable	(407,051)	-	(407,051)
Accounts payable and accrued liabilities	409,537	4,000	413,537
Deferred taxes	(25,573)	-	(25,573)

CASH PROVIDED BY OPERATING ACTIVITIES	(18,716)	3,506	(15,210)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of 1255450 Ontario Limited	-	(21,739)	(21,739)

CASH FLOWS USED IN INVESTING ACTIVITIES	-	(21,739)	(21,739)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances (to) from shareholder	(6,894)	10,000	3,106
Issuance of common stock for cash	475,000	116,100	591,100

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	468,106	126,100	594,206

EFFECT OF FOREIGN CURRENCY TRANSLATION	(45,211)	(5,842)	(51,053)

NET INCREASE IN CASH	404,179	102,025	506,204

CASH, BEGINNING OF YEAR	102,025	-	-

CASH, END OF YEAR	$506,204	$102,025	$506,204

The accompanying notes are an integral part of these financial statements.

MAXLIFE FUND CORP, INC. AND SUBSIDIARY
(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD FROM THE DATE OF INCEPTION (9 JANUARY 2006) TO 31 AUGUST 2007

(Expressed in United States Dollars)

1.	NATURE OF OPERATIONS

MaxLife Fund Corp, Inc. (the "Company") was incorporated on 9 January 2006 under the laws of the State of Wyoming.

The Company is engaged in financial services, where they seek, acquire, fund and manage the life insurance policies of individuals.  The Company either holds these policies until maturity or markets the policies for sale at an earlier date.

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
$26,739

MAXLIFE FUND CORP, INC. AND SUBSIDIARY
(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD FROM THE DATE OF INCEPTION (9 JANUARY 2006) TO 31 AUGUST 2007

(Expressed in United States Dollars)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting policies of the Company are in accordance with accounting principles generally accepted in the United States of America.  Presented below are those policies considered particularly significant:

Principals of Consolidation

The Company includes, in consolidation, its wholly owned subsidiary, 1254450 Ontario Ltd. All significant intercompany transactions and balances have been eliminated upon consolidation.

Development Stage Company

The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards ("SFAS") No. 7, Accounting and Reporting by Development Stage Enterprises. The Company has devoted substantially all of its efforts to business planning and development and has not recognized significant revenues.

Investment Securities

Available-for-sale securities are reported at fair value and consist of securities not classified as trading securities or as held-to-maturity securities. Unrealized holding gains and losses on available-for-sale securities, net of deferred income taxes, are reported as a net amount in accumulated other comprehensive income within stockholders' equity.  Gains and losses on the sale of available-for-sale securities are determined using the weighted average cost method.

Declines in the fair value of individual held-to-maturity and available-for-sale securities below their cost that are other than temporary would result in write-downs of the individual securities to their fair value. Such write-downs would be included in earnings.

Investment in Life Insurance Policies

Investment in life insurance policies are recorded in accordance the Financial Accounting Standards Board Staff Position No. FTB 85-4-1 Accounting for Life Settlement Contracts by Third-Party Investors (FSP FTB 85-4-1).  FSP FTB 85-4-1 states that an investor may elect to account for its investments in life settlement contracts using either the investment method or the fair value method. The election shall be made on an instrument-by instrument basis and is irrevocable.  Under the investment method, an investor shall recognize the initial investment at the purchase price plus all initial direct costs.  Continuing costs (policy premiums and direct external costs, if any) to keep the policy in force shall be capitalized.  Under the fair value method, an investor shall recognize the initial investment at the purchase price. In subsequent periods, the investor shall remeasure the investment at fair value in its entirety at each reporting period and shall recognize change in fair value earnings (or other performance indicators for entities that do not report earnings) in the period in which the changes occur. The Company has elected to value its investments in life settlement contracts using the investment method.

MAXLIFE FUND CORP, INC. AND SUBSIDIARY
(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD FROM THE DATE OF INCEPTION (9 JANUARY 2006) TO 31 AUGUST 2007

(Expressed in United States Dollars)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Value of Financial Instruments

The carrying value of the Company's notes receivables, advances and accounts payable approximates fair value because of the short-term maturity of these instruments.

Foreign Translation Adjustment

The accounts of the Company were translated into United States dollars in accordance with the provisions of FASB Statement No. 52, Foreign Currency Translation ("SFAS 52").  In accordance with the provisions of SFAS No. 52, transaction gains and losses on these assets and liabilities are included in the determination of income for the relevant periods.  Adjustments resulting from the translation of the financial statements from their functional currencies to United States dollars are accumulated as a separate component of accumulated other comprehensive income and have not been included in the determination of income for the relevant periods.

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

MAXLIFE FUND CORP, INC. AND SUBSIDIARY
(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD FROM THE DATE OF INCEPTION (9 JANUARY 2006) TO 31 AUGUST 2007

(Expressed in United States Dollars)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

There were no dilutive financial instruments for the year ended 31 August 2007 or for the period from inception (9 January 2006) to 31 August 2006 and 2007.

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

The Company tested goodwill for impairment at 31 August 2007 and because the estimated fair value of each of the Company’s reporting units exceeded its carrying amount, management determined that no impairment existed.

Comprehensive Income

The Company adopted SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements.  Comprehensive income is presented in the statements of changes in stockholders' equity, and consists of net loss and unrealised gains (losses) on available for sale marketable securities;  foreign currency translation adjustments and changes in market value of future contracts that qualify as a hedge; and negative equity adjustments recognized in accordance with SFAS 87.  SFAS No. 130 requires only additional disclosures in the financial statements and does not affect the Company's financial position or results of operations.

MAXLIFE FUND CORP, INC. AND SUBSIDIARY
(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD FROM THE DATE OF INCEPTION (9 JANUARY 2006) TO 31 AUGUST 2007

(Expressed in United States Dollars)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements

On 27 March 2006, the FASB Staff Position No. FTB 85-4-1 Accounting for Life Settlement Contracts by Third-Party Investors (FSP FTB 85-4-1) was issued. FSP FTB 85-4-1 states that an investor may elect to account for its investments in life settlement contracts using either the investment method or the fair value method. The election shall be made on an instrument-by instrument basis and is irrevocable. Under the investment method, an investor shall recognize the initial investment at the purchase price plus all initial direct costs. Continuing costs (policy premiums and direct external costs, if any) to keep the policy in force shall be capitalized. Under the fair value method, an investor shall recognize the initial investment at the purchase price. In subsequent periods, the investor shall remeasure the investment at fair value in its entirety at each reporting period and shall recognize change in fair value earnings (or other performance indicators for entities that do not report earnings) in the period in which the changes occur. FSP FTB 85-4-1 is required to be applied to fiscal years beginning after June 15, 2006. The adoption of FSP FTB 85-1 is expected to have a material impact on future disclosures. We have elected to adopt FSP FTB 85-4-1 as of 1 September 2006 (the beginning of fiscal 2007) and value our investments in life settlement contracts using the investment method.

In June 2006, the FASB issued FASB Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes, which is an interpretation of SFAS No. 109, Accounting for Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  FIN 48 is effective for fiscal years beginning after 15 December 2006.  Management believes the adoption of this pronouncement will not have a material impact on the Company's consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after 15 November 2007.  Management believes the adoption of this pronouncement will not have a material impact on the Company's consolidated financial statements.

MAXLIFE FUND CORP, INC. AND SUBSIDIARY
(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD FROM THE DATE OF INCEPTION (9 JANUARY 2006) TO 31 AUGUST 2007

(Expressed in United States Dollars)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)

In September 2006, the SEC issued SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 requires that public companies utilize a "dual-approach" to assessing the quantitative effects of financial misstatements. This dual approach includes both an income statement focused assessment and a balance sheet focused assessment. The guidance in SAB 108 must be applied to annual financial statements for fiscal years ending after 15 November 2006. Management believes the adoption of this pronouncement will not have a material impact on the Company's consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS 159 permits entities to choose to measure many financial instruments, and certain other items, at fair value. SFAS 159 applies to reporting periods beginning after 15 November 2007. The adoption of SFAS 159 is not expected to have a material impact on the Company’s financial condition or results of operations.

MAXLIFE FUND CORP, INC. AND SUBSIDIARY
(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD FROM THE DATE OF INCEPTION (9 JANUARY 2006) TO 31 AUGUST 2007

(Expressed in United States Dollars)
4.	INVESTMENT IN INSURANCE POLICIES AND NOTE RECEIVABLE

On 30 September 2003, 1254450 paid $55,000 Canadian for an assignment of a note receivable due from Canadian Life Line Limited, a Nova Scotia, Canada corporation (the "Borrower").  The original loan agreement between the Borrower and its lender was in the amount of $218,730 Canadian and was dated 3 April 2000.  The Borrower provided a general security agreement over all of the assets of Canadian Life Line Limited which included the rights and interest rightfully due to the Borrower pursuant to certain life insurance policies of which the Borrower was the beneficiary.  At the date of assignment of the debt to 1254450, Canadian Life Line had paid $17,380 of the note payable and the remaining amount due was $660,000, including accrued interest.  The only remaining tangible asset of the Borrower from 30 September 2003 to 31 May 2006 was the rights to the proceeds of an insurance policy with a face amount of $50,000 Canadian.

When 1254450 purchased the assignment of this note from the original lender, 1254450 also settled the outstanding balance due to the lender.  As Canadian Life Line is controlled by the shareholder of 1254450 Ontario Limited, the purchase has been accounted for as a related party transaction.  Accordingly, the value of the note receivable has been recorded at the present value of the proceeds of the remaining policy, being the only asset remaining in Canadian Life Line.  Based on an independent actuarial valuation prepared on 17 December 2003, the present value was determined to be $25,300 Canadian using a 6% discount rate.  The remaining $29,700 Canadian was recorded as a shareholder transaction.

On 27 June 2006, 1254450 released Canadian Life Line of the general security agreement described above.  The insured individual of the remaining policy for which Canadian Life Line owned, concurrently changed the policy to name 1254450 Ontario Limited as the irrevocable beneficiary.  In addition, 1254450 gave up any further rights to the note receivable and currently holds only the aforementioned insurance policy.  Included in this insurance policy as at 31 August 2007 is $6,031 (2006 - $4,010) in accrued interest income.

During the year ended 31 August 2007 the Company purchased two life insurance policies for $400,000, in which $400,000 is included in accounts payable and accrued liabilities.  The face amount of these two policies are $4,000,000.

5.	ADVANCES FROM SHAREHOLDER

The advances from the shareholder, transferred as described in note 2, are non-interest bearing, unsecured and have no specific terms of repayment.  The carrying value of the advances approximates the market value due to the short-term maturity of the financial instruments.

MAXLIFE FUND CORP, INC. AND SUBSIDIARY
(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD FROM THE DATE OF INCEPTION (9 JANUARY 2006) TO 31 AUGUST 2007

(Expressed in United States Dollars)

6.	CAPITAL STOCK

Authorized
200,000,000	common stock, par value of $0.001
100,000,000	preferred stock, par value of $0.001

Issued
30,297,168	common stock (2006 - 30,127,100)	$30,297	$30,127

On 9 January 2006, the Company issued 30,000,000 common stock to the founders of the corporation at the par value of $0.001 each.

On 31 August 2006, the Company completed a private placement of 117,100 common stock, with a par value of $0.001 at a price of $1.00 each.

On 31 August 2006, the Company issued 11,000 common stock to various individuals for legal services rendered.  The shares issued were valued at their fair market value of $1.00 which is the amount that would have been received if the shares had been issued for cash.  Management believes that the fair market value of the services received approximates this value.

On 29 August 2007, the Company issued 170,068 shares of common stock with a par value of $0.001 at a price of $2.94 each for an aggregate value of $500,000.

7.	SUPPLEMENTAL CASH FLOW INFORMATION

During the year ended 31 August 2007 and for the period from inception (9 January 2006) to 31 August 2006, there were no interest or taxes paid by the Company.

On 31 August 2006, the Company issued 11,000 common stock to various individuals for legal services rendered valued at $11,000.

During the year ended 31 August 2007 there were unrealized gain losses on Available-for-sale securities (2006 - Nil).

MAXLIFE FUND CORP, INC. AND SUBSIDIARY
(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD FROM THE DATE OF INCEPTION (9 JANUARY 2006) TO 31 AUGUST 2007

(Expressed in United States Dollars)

8.	INCOME TAXES

The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes.  SFAS No. 109 prescribes the use of the liability method whereby deferred tax asset and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates.  The effects of future changes in tax laws or rates are not anticipated.

Under SFAS No. 109 income taxes are recognized for the following: a) amount of tax payable for the current year, and b) deferred tax liabilities and assets for future tax consequences of events that have been recognized differently in the financial statements than for tax purposes.

The Company has tax losses available to be applied against future years income as a result of the losses incurred since inception.  However, due to the losses incurred in the period and expected future operating results, management determined that it is more likely than not that the deferred tax asset resulting from the tax losses available for carryforward will not be realized through the reduction of future income tax payments.  Accordingly a 100% valuation allowance has been recorded for income tax losses available for carryforward.

The components of deferred income taxes have been determined at the combined Canadian federal and provincial statutory rate of 36.12% and US 15% statutory rate as follows:

	2007	2006

Deferred income tax asset:
Income tax losses available for carryforward	1,717	-
Unrealized loss on available-for-sale securities	25,573	-
Valuation allowance	(1,717)	-
Deferred income taxes	$25,573	$-

9.	RELATED PARTY TRANSACTIONS

On 30 September 2003, 1254450 paid $55,000 Canadian for an assignment of a note receivable due from Canadian Life Line, a Nova Scotia, Canada corporation.  As Canadian Life Line is controlled by the shareholder of 1254450 Ontario Limited, the purchase has been accounted for as a related party transaction.  Accordingly, the value of the note receivable was recorded at the present value of the proceeds of the remaining policy, being the only asset remaining in Canadian Life Line.  Based on an independent actuarial valuation prepared on 17 December 2003, the present value was determined to be $25,300 Canadian using a 6% discount rate.  The remaining $29,700 Canadian was recorded as a shareholder transaction.

MAXLIFE FUND CORP, INC. AND SUBSIDIARY
(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD FROM THE DATE OF INCEPTION (9 JANUARY 2006) TO 31 AUGUST 2007

(Expressed in United States Dollars)

10.	COMMITMENT AND CONTINGENT LIABILITY

The Company is contingently liable for the payment of the premiums due on the insurance policies as described in Note 4.  Although the individual beneficiary is responsible for these payments, if they are not paid when they fall due, the Company must pay these premiums on the insured's behalf within a 30 day grace period or the policy would lapse.  As of 31 August 2007, the policies premiums were up to date and the policies were in good standing.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Bennett Kurtz, our principal executive officer and principal financial officer evaluated our disclosure controls and procedures (as defined in rule 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) as of a date within 90 days before the filing of this annual report (the Evaluation Date).  Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of the Evaluation Date, the disclosure controls and procedures in place were effective to ensure that information required to be disclosed by us, including our consolidated subsidiaries, in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported on a timely basis in accordance with applicable rules and regulations. Although our principal executive officer and principal financial officer believes our existing disclosure controls and procedures are adequate to enable us to comply with our disclosure obligations, we intend to formalize and document the procedures already in place and establish a disclosure committee.

Changes in internal controls

We have not made any significant changes to our internal controls subsequent to the Evaluation Date. We have not identified any significant deficiencies or material weaknesses or other factors that could significantly affect these controls, and therefore, no corrective action was taken.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Our directors and officers, as of November 15, 2007, are set forth below. The directors hold office for their respective term and until their successors are duly elected and qualified. Vacancies in the existing Board are filled by a majority vote of the remaining directors. The officers serve at the will of the Board of Directors.

Name	Age	Positions and Offices Held

Bennett Kurtz	47	President, CEO, CFO, and Director

Set forth below is a brief description of the background and business experience of our executive officers and directors for the past five years.

Bennett Kurtz was previously President and CEO of Kurtz Financial Group, a corporate finance company offering a full range of consulting and investment banking services to companies seeking growth. Mr. Kurtz has been involved in financing Public Companies and taking private company’s public through reverse mergers.

Mr. Kurtz was involved in an early stage private placement for Ezenet Inc., which later raised $51,000,000. Previously he administered and managed a comprehensive mortgage portfolio in excess of $125,000,000.  He was responsible for underwriting and the syndication of mortgages to financial institutions and accredited investors. Mr. Kurtz also was responsible for managing and growing a chain of retail hearing aid centers, which he later sold.

 Mr. Kurtz graduated from York University in 1983 with a BA degree in Administrative Studies.

CERTAIN LEGAL PROCEEDINGS

No director, nominee for director, or executive officer has appeared as a party in any legal proceeding material to an evaluation of his ability or integrity during the past five years.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

We have not filed a Form 5 for the year ending August 31, 2007.

ITEM 10. EXECUTIVE COMPENSATION

The following executives of the Company received compensation in the amounts set forth in the chart below for the period ended August 31, 2007. All compensation listed is in US dollars.  No other item of compensation was paid to any officer or director of the Company other than reimbursement of expenses.

SUMMARY COMPENSATION TABLE

		Annual Compensation				Long-Term Compensation
						Awards	Payouts
Name And Principal Position	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Award(s)	Securities Under-lying Options /SARs	LTIP Payouts	All Other Compensation
		($)	($)	($)	($)	($)	($)	($)
Bennett Kurtz, Chief Executive Officer	2006	0	0	0	0	0	0	0
	2007	0	0	0	0	0	0	0

III-1

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the number of shares of Common Stock beneficially owned on November 21, 2007, the Closing Date, by each person who is known by the Company to beneficially own 5% or more of the Company’s Common Stock, each of the Company’s directors and executive officers, and all of the Company’s directors and executive officers, as a group:

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class (1)

Common	574667 Ontario Limited (2) 32 Prue Avenue Toronto, ON M6B 1R4	4,600,000	15.18%

Common	Itamar Cohen 3100 Steeles Ave. W. PH Concord, ON L4K 3R1	12,900,000	46.13%

Security Ownership of Management

Title of Class	Name and address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Percentage of Class (1)

Common	Bennett Kurtz(2) 32 Prue Avenue Toronto, Ontario M6B 1R4	4,600,000	15.18%

Common	Itamar Cohen 3100 Steeles Ave. W. PH Concord, ON L4K-3R1	12,900,000	46.13%

(1)	Based on 30,297,168 shares of our common stock outstanding.
(2)	574667 Ontario Limited is controlled by Bennett Kurtz and there Mr. Kurtz is deemed as the beneficial owner of these shares.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Exhibit Number	Exhibit Title

31.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports of Form 8-K filed in fourth quarter of the fiscal year:

None

III-2

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the Company’s fiscal year ended August 31, 2007, we were billed approximately $9,700 for professional services rendered for the audit of our financial statements.

Tax Fees

For the Company’s fiscal year ended August 31, 2007 did not incur any fees for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

None.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

III-3

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

MAXLIFE FUND CORP.

By:	/s/ Bennett Kurtz
Bennett Kurtz
President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, and Director

Dated: November 29, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Bennett Kurtz	President, Chief Executive Officer,	November 29, 2007
Bennett Kurtz	Chief Financial Officer, Principal Accounting Officer, and Director

III-4