Form 10QSB
period 2007-11-30
MAXLIFE FUND CORP.
filed 2008-01-14
CIK 1379377

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended November 30, 2007.

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒No ☐

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.    Yes ☒No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of January 14, 2008: 30,291,168 shares of common stock.

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

SIGNATURE

Item 1. Financial Information

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three months ended November 30, 2007 are not necessarily indicative of results that may be expected for the year ending August 31, 2008.

MAXLIFE FUND CORP. AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

30 NOVEMBER 2007

CONSOLIDATED BALANCE SHEET

AS AT  30 NOVEMBER 2007 AND 31 AUGUST 2007

(Expressed in United States Dollars)

	30 November 2007 (Unaudited)	31 August 2007 (Audited)

ASSETS

Current Assets
Cash	$101,845	$506,204
Available-for-sale securities, at fair value (cost - $89,816)	7,495	19,017

Total Current Assets	109,340	525,221

Long Term Assets
Investment in life insurance policies and note receivable	412,411	430,078
Goodwill	35,269	35,269
Deferred taxes	30,048	25,573

Total Long Term Assets	477,728	490,920

Total Assets	$587,068	$1,016,141

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$24,502	$418,500
Advances from shareholder	5,093	34,700

Total Liabilities	29,595	453,200

Stockholders' Equity
Capital stock	30,303	30,297
Additional paid in capital	640,997	606,803
Accumulated other comprehensive loss	(50,011)	(51,053)
Deferred stock based compensation	(34,200)	-
Accumulated deficit	(29,616)	(23,106)

Total Stockholders' Equity	557,473	562,941

Total Liabilities and Stockholders' Equity	$587,068	$1,016,141

The accompanying notes are an integral part to these financial statements.

STATEMENT OF LOSS AND COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED 30 NOVEMBER 2007
Unaudited

(Expressed in United States Dollars)

	Three Months Ended 30 November 2007	Three Months Ended 30 November 2006

REVENUE	330,000	-

COST OF SALES	303,250	-

GROSS PROFIT	26,750	-

INTEREST INCOME	48	398

EXPENSES
Professional fees	17,471	1,500
Office and general	11,387	508
Interest and bank charges	811	171
Loss on foreign exchange	3,639	-

TOTAL OPERATING EXPENSES	33,308	2,179

NET LOSS	$(6,510)	$(1,781)

FOREIGN CURRENCY TRANSLATION ADJUSTMENT	7,336	(3,454)

UNREALIZED LOSS ON AVAILABLE-FOR-SALE SECURITIES, NET OF DEFERRED TAXES	(7,914)	-

COMPREHENSIVE LOSS	$(7,088)	(5,235)

LOSS PER WEIGHTED NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	$0.00

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	30,301,783

The accompanying notes are an integral part to these financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED 30 NOVEMBER 2007
Unaudited

(Expressed in United States Dollars)

	Three Months Ended 30 November 2007	Three Months Ended 30 November 2006
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(6,510)	$(1,781)
Adjustments to reconcile net income to net cash used in operating activities:
Issuance of common stock for future services	34,200	-

Changes in operating assets and liabilities:
Available-for-sale securities	11,522	(59,881)
Investment in life insurance policies and note receivable	17,667	(3,738)
Prepaids	(34,200)	-
Accounts payable and accrued liabilities	(394,001)	386
Deferred taxes	(4,475)	-

CASH USED IN OPERATING ACTIVITIES	(375,797)	(65,014)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances to shareholder	(29,606)	(9,000)
Financing fees	-	(20,000)

CASH FLOWS USED IN FINANCING ACTIVITIES	(29,606)	(29,000)

EFFECT OF FOREIGN CURRENCY TRANSLATION	1,044	3,454

NET DECREASE IN CASH	(404,359)	(90,560)

CASH, BEGINNING OF PERIOD	506,204	102,025

CASH, END OF PERIOD	$101,845	$11,465

The accompanying notes are an integral part to these financial statements.

MAXLIFE FUND CORP. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED 30 NOVEMBER 2007

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

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information and with the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three month period ended 30 November 2007 is not necessarily indicative of the results that may be expected for the year ending 31 August 2007.  For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-KSB for the year ended 31 August 2007.

3.	CAPITAL STOCK

Authorized
200,000,000	common stock, par value of $0.001
100,000,000	preferred stock, par value of $0.001

2007
Issued
30,303,168	common stock (31 August 2007 - 30,297,168)	$30,303

On 20 September 2007, the Company issued 6,000 common stock in exchange for future services to be rendered by two individuals on the Board of Directors. The shares issued were valued at their fair market value of $5.70 which is the amount that would have been received if the shares had been issued for cash.  Management believes that the fair market value of the services received approximates this value.

MAXLIFE FUND CORP. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED 30 NOVEMBER 2007

(Expressed in United States Dollars)

4.	SUPPLEMENTAL CASH FLOW INFORMATION

During the period ended 30 November 2007, there were no interest or taxes paid by the Company.

On 20 September 2007, the Company issued 6,000 common stock in exchange for future services to be rendered by two individuals on the Board of Directors.

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

Plan of Operations

During the next twelve months, we expect to take the following steps in connection with the further development of our business and the implementation of our plan of operations:

Second Quarter 2008:

During the 2007 fiscal year, we successfully completed a private placement via a share purchase agreement to secure financing of $2,500,000. Prior to the fiscal year end we received $500,000 from this line of credit and issued 170,000 shares. We deployed some of these funds and purchased Life Settlement Policies with a face amount of $4,000,000.  Funds also have been left to ensure that premium will be paid when required.

During the period ending November 30, 2007, we sold one of the Life Settlement Policies for a profit and a high annual return and we will be continuing to do  same with the other existing policies on hand and others purchased in the future, when it is opportunistic.

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

Third Quarter 2008:

We will prepare advertisements and information material to disseminate to our network of brokers with the intention of ramping up purchases of policies. With funds obtained from banks and investment funds we will be in a position to purchase and administer 20 - 30 policies.

Fourth Quarter 2008

The addition of a stronger infrastructure will be required and we intend to hire management personnel and support staff. This will enable us to segregate work responsibilities and meet the ongoing growth of the business. We will be in a position to handle different territories both in Canada and the United States.

First Quarter 2009

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

Capital Resources and Liquidity

At November 30, 2007, we had working capital of approximately $143,540.  It is the intent of management and significant stockholders, if necessary, to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity. However, there is no legal obligation for either management or significant stockholders to provide additional future funding. Should this pledge fail to provide financing, we have not identified any alternative sources.

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

Item 3. Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of November 30, 2007. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the first quarter of fiscal 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is currently not a party to any pending legal proceedings and no such action by, or to the best of its knowledge, against the Company has been threatened.

Item 2. Changes in Securities.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending November 30, 2007, covered by this report to a vote of the Company’s shareholders, through the solicitation of proxies or otherwise.

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

MAXLIFE FUND CORP.
Registrant

Date: January 14, 2008	By: /s/ Bennett Kurtz
Bennett Kurtz
President, Chief Executive Officer and
Chief Financial Officer (Principal Accounting Officer)