Form 10QSB
period 2008-02-29
MAXLIFE FUND CORP.
filed 2008-04-15
CIK 1379377

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended February 29, 2008.

or

☐☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from ______to______.

Commission file number 333-138298

MAXLIFE FUND CORP
(Exact name of registrant as specified in its charter)

Wyoming
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

160 Tycos Drive, Unit #112, Toronto, Ontario	M6B 1W8
(Address of principal executive offices)	(Zip Code)

1-866-752-5557
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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of April 14, 2008: 30,303,168 shares of common stock.

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

SIGNATURE

Item 1. Financial Information

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the six months ended February 29, 2008 are not necessarily indicative of results that may be expected for the year ending August 31, 2008.

MAXLIFE FUND CORP. AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

29 FEBRUARY 2008

MAXLIFE FUND CORP. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

AS AT  29 FEBRUARY 2008 AND 31 AUGUST 2007

(Expressed in United States Dollars)

	29 February 2008 (Unaudited)	31 August 2007 (Audited)
ASSETS
Current Assets
Cash	$53,304	$506,204
Available-for-sale securities, at fair value (cost - $91,932)	5,805	19,017
Total Current Assets	59,109	525,221
Long Term Assets
Investment in life insurance policies	429,859	430,078
Investment in joint venture	1,250	-
Goodwill	35,269	35,269
Deferred taxes	30,481	25,573
Total Long Term Assets	496,859	490,920
Total Assets	$555,968	$1,016,141
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$15,050	$418,500
Advances from shareholder	4,694	34,700
Total Liabilities	19,744	453,200
Stockholders' Equity
Capital stock	30,303	30,297
Additional paid-in capital	640,997	606,803
Accumulated other comprehensive loss	(50,268)	(51,053)
Deferred stock based compensation	(19,950)	-
Accumulated deficit	(64,858)	(23,106)
Total Stockholders' Equity	536,224	562,941
Total Liabilities and Stockholders' Equity	$555,968	$1,016,141

The accompanying notes are an integral part to these financial statements.

MAXLIFE FUND CORP. AND SUBSIDIARY

STATEMENT OF LOSS AND COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED 29 FEBRUARY 2008 AND 2007
(Unaudited)

(Expressed in United States Dollars)

	Three Months Ended 29 February 2008	Three Months Ended 28 February 2007

REVENUE	$-	$-
INTEREST INCOME	1,706	385
REALIZED GAIN ON SALE OF AVAILABLE-FOR-SALE SECURITIES	-	36,855

EXPENSES
Professional fees	14,454	1,558
Stock based compensation	14,250	-
Office and general	6,703	750
Interest and bank charges	312	260
Loss on foreign exchange	1,229	410
TOTAL OPERATING EXPENSES	36,948	2,978
NET (LOSS) EARNINGS	$(35,242)	$34,262
FOREIGN CURRENCY TRANSLATION ADJUSTMENT	1,023	1,743
UNREALIZED LOSS ON AVAILABLE-FOR-SALE SECURITIES, NET OF DEFERRED TAXES	(766)	-
COMPREHENSIVE (LOSS) INCOME	$(34,985)	36,005
LOSS PER WEIGHTED NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	$0.00	$0.00
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	30,127,000	30,127,000

The accompanying notes are an integral part to these financial statements.

MAXLIFE FUND CORP. AND SUBSIDIARY

STATEMENT OF LOSS AND COMPREHENSIVE LOSS

FOR THE SIX MONTHS ENDED 29 FEBRUARY 2008 AND 2007
(Unaudited)

(Expressed in United States Dollars)

	Six Months Ended 29 February 2008	Six Months Ended 28 February 2007

REVENUE	330,000	-
COST OF SALES	303,250	-
GROSS PROFIT	26,750	-
INTEREST INCOME	943	783
REALIZED GAIN ON SALE OF AVAILABLE-FOR-SALE SECURITIES	-	36,855

EXPENSES
Professional fees	31,925	3,058
Office and general	18,090	1,258
Stock based compensation	14,250	-
Interest and bank charges	312	431
Loss on foreign exchange	4,868	410
TOTAL OPERATING EXPENSES	69,445	5,157
NET (LOSS) EARNINGS	$(41,752)	$32,481
FOREIGN CURRENCY TRANSLATION ADJUSTMENT	9,466	(1,711)
UNREALIZED LOSS ON AVAILABLE-FOR-SALE SECURITIES, NET OF DEFERRED TAXES	(8,680)	-
COMPREHENSIVE (LOSS) INCOME	$(40,966)	30,770
LOSS PER WEIGHTED NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	$0.00	$0.00
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	30,127,100	30,127,100

The accompanying notes are an integral part to these financial statements.

MAXLIFE FUND CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED 29 FEBRUARY 2008 AND 2007
(Unaudited)

(Expressed in United States Dollars)

	Six Months Ended 29 February 2008	Six Months Ended 28 February 2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) earnings	$(41,752)	$32,481
Adjustments to reconcile net income to net cash used in operating activities:
Stock based compensation	14,250	-
Changes in operating assets and liabilities:
Available-for-sale securities	13,212	(95,066)
Investment in life insurance policies and note receivable	219	-
Accounts payable and accrued liabilities	(403,451)	(4,964)
Deferred taxes	(4,908)	-
CASH USED IN OPERATING ACTIVITIES	(422,430)	(67,549)
CASH FLOWS FROM INVESTING ACTIVITIES
Insurance policy	-	(3,669)
Capital contribution to joint venture	(1,250)	-
CASH FLOWS USED IN INVESTING ACTIVITIES	(1,250)	(3,669)
CASH FLOWS FROM FINANCING ACTIVITIES
Advances to shareholder	(30,006)	(6,800)
Financing fees	-	(25,000)
CASH FLOWS USED IN FINANCING ACTIVITIES	(30,006)	(31,800)
EFFECT OF FOREIGN CURRENCY TRANSLATION AND UNREALIZED LOSS ON AVAILABLE-FOR-SALE SECURITIES	786	1,711
NET DECREASE IN CASH	(452,900)	(101,307)
CASH, BEGINNING OF PERIOD	506,204	102,025
CASH, END OF PERIOD	$53,304	$718

The accompanying notes are an integral part to these financial statements.

MAXLIFE FUND CORP. AND SUBSIDIARY

NOTES TO THE FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED 29 FEBRUARY 2008 AND 2007
(Unaudited)

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

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information and with the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three month and six month periods ended 29 February 2009 are not necessarily indicative of the results that may be expected for the year ending 31 August 2008.  For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10KSB for the year ended 31 August 2007.

3.	INVESTMENT IN LIFE INSURANCE POLICIES

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

MAXLIFE FUND CORP. AND SUBSIDIARY

NOTES TO THE FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED 29 FEBRUARY 2008 AND 2007
(Unaudited)

(Expressed in United States Dollars)

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

On 27 June 2006, 1254450 released Canadian Life Line of the general security agreement described above.  The insured individual of the remaining policy for which Canadian Life Line owned, concurrently changed the policy to name 1254450 Ontario Limited as the irrevocable beneficiary.  In addition, 1254450 gave up any further rights to the note receivable and currently holds only the aforementioned insurance policy.  Included in this insurance policy as at 29 February 2008 is $7,504 in accrued interest income.

As at 29 February 2008 the Company holds four life insurance policies with carrying amounts of $429,859 and face amounts totaling $2,800,000.

4.	CAPITAL STOCK

Authorized
200,000,000	common stock, par value of $0.001
100,000,000	preferred stock, par value of $0.001

		29 February 2008	31 August 2007
Issued
30,303,168	common stock (31 August 2007 - 30,297,168)	$30,303	30,297

On 20 September 2007, the Company issued 6,000 shares of common stock in exchange for future services to be rendered by two individuals on the Board of Directors. The shares issued were valued at their fair market value of $5.70 which is the amount that would have been received if the shares had been issued for cash.  Management believes that the fair market value of the services received approximates this value.

5.	INVESTMENT IN JOINT VENTURE

The Company accounts for its non-controlling interests in joint ventures where the Company has influence over financial and operational matters, generally 50% or less ownership interest, under the equity method of accounting. In such cases, the Company's original investments are recorded at cost and adjusted for its share of earnings, losses and distributions.

MAXLIFE FUND CORP. AND SUBSIDIARY

NOTES TO THE FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED 29 FEBRUARY 2008 AND 2007
(Unaudited)

(Expressed in United States Dollars)

On 25 February 2008 the Company and Capital Growth Planning, Inc. (“CGP”), a El Cajon, California company, formed MaxLife-CGP Partners, LLC (the “Joint Venture”), a El Cajon, California company, to work together in sourcing, purchasing, and managing certain life settlement insurance policy assets for the Joint Venture.  It is the Company’s goal to deploy a portion of funds raised in a Preferred stock offering as a loan to the Joint Venture. CGP, through its executives and subsidiary Companies, will use its life settlement experience, contacts, and specialized products to source, purchase, and manage the life settlement policy assets for the Joint Venture.  The Company and CGP each have interests of 50% in the Joint Venture.  The Joint Venture has been concluded to be jointly controlled, and the Company can exercise significant influence.  Therefore, the investment in the Joint Venture is recorded by the equity method of accounting. During the three months ended 29 February 2008, the Company contributed $1,250 to the Joint Venture.

As required under the Joint Venture agreement the Company granted Options of common stock (“Maxlife Options”) to CGP based on the achievement of certain net profit earned in the Joint Venture.  The Maxlife Options will vest one year from the date the Maxlife Warrant is issued, and will expire two years thereafter. The milestones are based on the following:

Milestone - Net Profit Earned in the Joint Venture                               Maxlife Options Granted

$1,000,000                                                                                                        100,000 at $15
$5,000,000                                                                                                        150,000 at $20
$10,000,000                                                                                                      200,000 at $25
$15,000,000                                                                                                      250,000 at $30
$20,000,000                                                                                                      300,000 at $35
$25,000,000                                                                                                      350,000 at $40

MAXLIFE FUND CORP. AND SUBSIDIARY

NOTES TO THE FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED 29 FEBRUARY 2008 AND 2007
(Unaudited)

(Expressed in United States Dollars)

5.	INVESTMENT IN JOINT VENTURE (CONT’D)

As required under the Joint Venture agreement CGP granted Options (“CGP Options”) to the Company based on the achievement of earnings targets based on net profit earned in the Joint Venture.  CGP Options will be issued with a three year term to purchase CGP’s Series B Non-voting Common Stock at the price per share listed below.

Milestone - Net Profit Earned in the Joint Venture                               CGP Options Granted

$1,000,000                                                                                                        100,000 at $1
$5,000,000                                                                                                        150,000 at $2
$10,000,000                                                                                                      200,000 at $3
$15,000,000                                                                                                      250,000 at $4
$20,000,000                                                                                                      300,000 at $5
$25,000,000                                                                                                      350,000 at $6

The services that each member will provide towards reaching the milestones has not yet commenced.  Upon commencement of the service period, the Company will value the Options and amortize it over the estimated performance period.

6.	SUPPLEMENTAL CASH FLOW INFORMATION

During the six months ended 29 February 2008 and 28 February 2007, there were no interest or taxes paid by the Company.

On 20 September 2007, the Company issued 6,000 common stock in exchange for future services to be rendered by two individuals on the Board of Directors. The services provided during the three months ended 29 February 2008 amounted to $14,250 and have been recorded as stock based compensation.

7.	SUBSEQUENT EVENTS

On 18 March 2008, the Company filed an articles of amendment to change the par value of its preferred stock from $.001 to $25.00 per share.  The preferred stock  have the following rights attached to them: entitle the holders to receive a dividend equal to $0.625 per share to be paid on a quarterly basis; not convertible into shares of the Company's common stock; provided all dividends have been paid to the shareholders are redeemable by the Company after two years; non voting.

On 27 March 2008, Maxlife and 1323545 Alberta Inc. (“DeLaet”) entered into a agreement whereby DeLaet has agreed to market the Maxlife preferred share offering on a non-exclusive basis, to be undertaken by the Company and DeLaet and Maxlife have agreed to enter into a service and profit sharing agreement related to the acquisition and management of a portfolio of certain life settlement insurance policies.

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

Management’s Discussion and Analysis

Third Quarter 2008:

During the period ending February 29, 2008, MaxLife Fund Corp. ("MaxLife") and Capital Growth Planning, Inc. ("CGP"), announced that they have entered into a joint venture, with each company having an equal interest. "MaxLife-CGP", will acquire life settlement insurance policies for its own inventory, and for resale purposes to institutional buyers.

"We are pleased to partner with a company such as Capital Growth Planning Inc., which has over 35 years experience in the insurance industry. Capital Growth Planning Inc. has exclusive and new innovative products for the fast growing life settlement market. As the life settlement market becomes one of the fastest growing sectors, we expect MaxLife Fund Corp. to expand its operations and create value for our shareholders," stated Mr. Bennett Kurtz, MaxLife Fund Corp., CEO.

Mr. Douglas W. Miller, the CEO of "CGP" quoted, "Capital Growth Planning is extremely excited to be expanding its life settlement purchase/resale strategies through its Joint Venture with MaxLife. A considerable amount of resources and time have been spent toward developing these purchase strategies and the relationships necessary to transact business in this space. Over the last two years, "CGP", has settled and resold, and/or brokered the sale of over 55 policies totaling over $40M in life insurance policy face. "MaxLife-CGP" allows "MaxLife" and "CGP" to coordinate their respective strengths to make this Joint Venture a successful revenue enterprise for both firms."

On 27 March 2008, Maxlife and 1323545 Alberta Inc. (“DeLaet”) entered into a agreement whereby DeLaet has agreed to market the Maxlife preferred share offering on a non-exclusive basis, to be undertaken by the Company and DeLaet and Maxlife have agreed to enter into a service and profit sharing agreement related to the acquisition and management of a portfolio of certain life settlement insurance policies.

We will continue to make relationships with Insurance Brokers and their clients to seek out opportunistic policies and life settlements situations available. We will attempt to raise additional financing for working capital and marketing efforts. We will also seek investment partners in order to raise the necessary funds to acquire existing policies. Such partners include banks, hedge funds, investment funds and sophisticated investors.

We will prepare to raise funds through utilizing the authorized preferred shares that MaxLife Fund Corp. has.
This placement will be offered to institutions and retail investors interested in buying shares that will pay quarterly dividends.
MaxLife Fund Corp. will use these funds to purchase Life Settlement Policies directly and through its’ joint venture MaxLife-CGP with its’ managing partner, Capital Growth Planning Inc.

Fourth Quarter 2008

MaxLife Fund Corp. will be rolling out financial products that are based on Life Settlement Policies that have been formalized by Capital Growth Planning Inc. These innovative products have the ability to secure principal and offer attractive returns.

In addition MaxLife will create a stronger infrastructure and we intend to hire management personnel and support staff.

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

Capital Resources and Liquidity

At February 29, 2008, we had working capital of approximately $39,365.  It is the intent of management and significant stockholders, if necessary, to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity.  However, there is no legal obligation for either management or significant stockholders to provide additional future funding. Should this pledge fail to provide financing, we have not identified any alternative sources.

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

Our significant accounting policies are summarized in Note 1 of our financial statements filed with our 10KSB report on 29 November 2007. While all these significant accounting policies impact its financial condition and results of operations, MaxLife views certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on MaxLife’s consolidated financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

Item 3. Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of February 29, 2008. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the second quarter of fiscal 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings.

The Company is currently not a party to any pending legal proceedings and no such action by, or to the best of its knowledge, against the Company has been threatened.

Item 2. Changes in Securities.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending February 29, 2008, covered by this report to a vote of the Company’s shareholders, through the solicitation of proxies or otherwise.

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

MAXLIFE FUND CORP.
Registrant

Date: April 14, 2008	By: /s/ Bennett Kurtz
Bennett Kurtz
President, Chief Executive Officer and
Chief Financial Officer (Principal Accounting Officer)