Form 10-Q
period 2008-05-31
MAXLIFE FUND CORP.
filed 2008-07-18
CIK 1379377

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______to______.

MAXLIFE FUND CORP.
(Exact name of registrant as specified in Charter)

Wyoming	333-138298
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employee Identification No.)

160 Tycos Drive, Unit #112,
Toronto, Ontario M6B 1W8
(Address of Principal Executive Offices)
 _______________

1-866-752-5557
 (Issuer Telephone number)
_______________

 (Former Name or Former Address if Changed Since Last Report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐     Accelerated Filer ☐     Non-Accelerated Filer ☐     Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.
Yes  No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of July 18, 2008: 30,303,168 shares of common stock.

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

SIGNATURE

Item 1. Financial Information

BASIS OF PRESENTATION

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended May 31, 2008 are not necessarily indicative of the results that can be expected for the year ended August 31, 2008.

MAXLIFE FUND CORP. AND SUBSIDIARY
CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
31 MAY 2008

MAXLIFE FUND CORP. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
AS AT  31 MAY 2008 AND 31 AUGUST 2007
(Expressed in United States Dollars)

	31 May 2008 (Unaudited)	31 August 2007 (Audited)

ASSETS
Current Assets
Cash	$185,904	$506,204
Available-for-sale securities, at fair value (cost - $91,932)	2,712	19,017
Total Current Assets	188,616	525,221
Long Term Assets
Investment in life insurance policies	455,618	430,078
Investment in joint venture	1,250	-
Goodwill	35,269	35,269
Deferred taxes	31,556	25,573
Total Long Term Assets	523,693	490,920
Total Assets	$712,309	$1,016,141

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$110,772	$418,500
Advances from shareholder	4,694	34,700
Total Liabilities	115,466	453,200

Stockholders' Equity
Preferred stock	180,000	-
Common stock	30,303	30,297
Additional paid-in capital	732,685	606,803
Additional paid-in capital - warrants	65,269	-
Accumulated other comprehensive loss	(53,031)	(51,053)
Deferred stock based compensation	(11,400)	-
Accumulated deficit	(346,983)	(23,106)
Total Stockholders' Equity	596,843	562,941
Total Liabilities and Stockholders' Equity	$712,309	$1,016,141

The accompanying notes are an integral part to these financial statements.

MAXLIFE FUND CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS
FOR THE THREE MONTHS ENDED 31 MAY 2008 AND 2007
(Unaudited)
(Expressed in United States Dollars)

	Three Months Ended 31 May 2008	Three Months Ended 31 May 2007

REVENUE	$-	$-
COST OF SALES	-	-
GROSS PROFIT	-	-
INTEREST INCOME	1,524	395

EXPENSES
Stock based compensation	108,238	-
General and administrative	71,944	-
Professional fees	37,611	4,500
Interest and bank charges	566	268
Loss (gain) on foreign exchange	21	(86)
TOTAL OPERATING EXPENSES	218,359	(4,682)
NET LOSS	$(216,856)	$(4,287)
FOREIGN CURRENCY TRANSLATION ADJUSTMENT	(863)	2,139
UNREALIZED LOSS ON AVAILABLE-FOR-SALE SECURITIES, NET OF DEFERRED TAXES	(1,901)	-
COMPREHENSIVE LOSS	$(219,620)	(2,148)
LOSS PER WEIGHTED NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	$(0.01)	$(0.01)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	30,127,000	30,127,000

The accompanying notes are an integral part to these financial statements.

MAXLIFE FUND CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS
FOR THE NINE MONTHS ENDED 31 MAY 2008 AND 2007
(Unaudited)
(Expressed in United States Dollars)

	Nine Months Ended 31 May 2008	Nine Months Ended 31 May 2007

REVENUE	330,000	-
COST OF SALES	303,250	-
GROSS PROFIT	26,750	-
INTEREST INCOME	2,467	1,178
REALIZED GAIN ON SALE OF AVAILABLE-FOR-SALE SECURITIES	-	36,855

EXPENSES
Stock based compensation	122,488	-
General and administrative	90,034	1,258
Professional fees	69,536	7,558
Loss on foreign exchange	4,889	322
Interest and bank charges	878	699
TOTAL OPERATING EXPENSES	287,825	9,837
NET (LOSS) EARNINGS	$(258,608)	$28,196
FOREIGN CURRENCY TRANSLATION ADJUSTMENT	8,603	3,850
UNREALIZED LOSS ON AVAILABLE-FOR-SALE SECURITIES, NET OF DEFERRED TAXES	(10,581)	-
COMPREHENSIVE (LOSS) INCOME	$(260,586)	32,046
LOSS PER WEIGHTED NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	$(0.01)	$(0.01)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	30,127,100	30,127,100

The accompanying notes are an integral part to these financial statements.

MAXLIFE FUND CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED 31 MAY 2008 AND 2007
(Unaudited)
(Expressed in United States Dollars)

	Nine Months Ended 31 May 2008	Nine Months Ended 31 May 2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) earnings	$(258,608)	$28,196
Adjustments to reconcile net income to net cash used in operating activities:
Stock based compensation	122,488	-
Changes in operating assets and liabilities:
Available-for-sale securities	16,305	(95,080)
Investment in life insurance policies	(25,540)	(6,281)
Accounts payable and accrued liabilities	(307,728)	(467)
Deferred taxes	(5,983)	-
CASH USED IN OPERATING ACTIVITIES	(459,066)	(73,632)
CASH FLOWS FROM INVESTING ACTIVITIES
Capital contribution to joint venture	(1,250)	-
CASH FLOWS FROM FINANCING ACTIVITIES
Advances to shareholder	(30,006)	(6,800)
Financing fees	(8,000)	(25,000)
Issuance of preferred stock	180,000	-
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	141,994	(31,800)
EFFECT OF FOREIGN CURRENCY TRANSLATION AND UNREALIZED LOSS ON AVAILABLE-FOR-SALE SECURITIES	(1,978)	3,850
NET DECREASE IN CASH	(320,300)	(101,582)
CASH, BEGINNING OF PERIOD	506,204	102,025
CASH, END OF PERIOD	$185,904	$443

The accompanying notes are an integral part to these financial statements.

MAXLIFE FUND CORP. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED 31  MAY 2008
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

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and nine month periods ended 31 May 2008 are not necessarily indicative of the results that may be expected for the year ending 31 August 2008.  For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10KSB for the year ended 31 August 2007.

3.	INVESTMENT IN LIFE INSURANCE POLICIES

As at 31 May 2008 the Company holds four life insurance policies with carrying amounts of $455,618 and face amounts totaling $2,800,000.

MAXLIFE FUND CORP. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED 31  MAY 2008
(Expressed in United States Dollars)

4.	COMMON STOCK
Authorized
200,000,000	common stock, par value of $0.001

		2007	2007
Issued
30,303,168	common stock (31 August 2007 - 30,297,168)	$30,303	$30,297

On 20 September 2007, the Company issued 6,000 shares of common stock in exchange for future services to be rendered by two individuals on the Board of Directors. The shares issued were valued at their fair market value of $5.70 which is the amount that would have been received if the shares had been issued for cash.  Management believes that the fair market value of the services received approximates this value.  For the three and nine months ended 31 May 2008, $8,550 and $22,800 of these services, respectively, were rendered and expensed as stock based compensation.

5.	PREFERRED STOCK
Authorized
100,000,000	preferred stock, par value of $25.00, non-voting, dividends of $0.625 paid on a quarterly basis, nonconvertible, redeemable at the option of the Company after two years

		2008	2007
Issued
7,200	Preferred stock (31 August 2007 - Nil)	$180,000	$-

On 18 March 2008, the Company filed an articles of amendment to amend the par value of its preferred stock from $0.001 to $25.00 per share.  The preferred stock have the following rights attached to them: non-voting, entitle the holders to receive a dividend equal to $0.625 per share to be paid on a quarterly basis; not convertible into shares of the Company's common stock; provided all dividends have been paid to the shareholders, the preferred stock is redeemable by the Company after two years; in the event of any liquidation, dissolution or winding up of the Company, holders of the preferred stock shall have the same liquidation rights as the holders of the Company's common stock, whereby there are no redemption provisions.

MAXLIFE FUND CORP. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED 31  MAY 2008
(Expressed in United States Dollars)

5.	PREFERRED STOCK (Continued)

The preferred stock of the Company is currently offered in units (the "Unit").  Each Unit consists of 1,200 shares of preferred stock plus warrants to purchase 600 shares of common stock. The warrants may be exercised at any time beginning six months from the date of issuance and ending on the fifth anniversary of the final closing of the offering of the preferred stock. The warrants are exercisable, in whole or in part, at exercise prices equal to the following:

One third (1/3) or 200 warrants per Unit shall be exercisable into common stock at $25.00 per share;

One third (1/3) or 200 warrants per Unit shall be exercisable into common stock at $30.00 per share;

One third (1/3) or 200 warrants per Unit shall be exercisable into common stock at $35.00 per share.

The warrants were valued as follows:

(A) 1,200 shares at an exercise price of $25.00 per share -        $18.94

(B) 1,200 shares at an exercise price of $30.00 per share -        $18.10

(C) 1,200 shares at an exercise price of $35.00 per share -        $17.35

The total value of the warrants amounted to $65,269 and is included as a addition to additional paid-in capital – warrants..

The warrants were valued using the Black-Scholes option pricing model with the following input variables and assumptions: exercise prices of $25, $30 and $35 per share as noted above, stock price on the date of issuance $27.60; calculated volatility amounted to 84.56%; calculated average term of maturity of five years; an estimated risk free rate of 2.95% based on the five year US Treasury zero-coupon yield curve.

On 28 May 2008 the Company issued 7,200 shares of preferred stock for proceeds of $180,000, including 3,600 warrants to purchase 3,600 shares of common stock as discussed above.

MAXLIFE FUND CORP. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED 31  MAY 2008
(Expressed in United States Dollars)

6.	STOCK OPTIONS

On 21 April 2008 the Company executed stock option agreements with four directors of the Company in consideration for their appointment to the Board of Directors.  Under the terms of these agreements the Company granted to each director an option to purchase a total of 10,000 shares of the company's common stock ("Option Shares") in the following manner: (A) 2,500 shares at an exercise price of $20.00 per share, (B) 3,500 shares at an exercise price of $25.00 per share and (C) 4,000 shares at an exercise price of $35.00 per share. The grantee shall have the option to purchase all of the Option Shares after six months from the grant date.  The options expire in five years from the grant date.   As of the date of these financial statements no Option Shares have been exercised.

The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 123R, Share-Based Payment requiring that compensation cost relating to share-based payment awards made to employees and directors be recognized in the financial statements.  The cost for such awards is measured at the grant date based on the calculated fair value of the award.  The value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite service periods (generally the vesting period of the equity award) in the Consolidated Statement of Operations.

The stock options were valued as follows:

(A) 10,000 shares at an exercise price of $20.00 per share -       $12.33

(B) 14,000 shares at an exercise price of $25.00 per share -       $11.61

(C) 16,000 shares at an exercise price of $35.00 per share -       $10.48

The total stock compensation related to the Option Shares amounted to $453,580 and is amortized over the vesting period of six months from the grant date and have been included in stock based compensation in the consolidated statement of loss.

The options were valued using the Black-Scholes option pricing model with the following input variables and assumptions: exercise prices of $20, $25 and $35 per share as noted above, stock price on the date of grant $18.48; calculated volatility amounted to 84.56%; calculated average term of maturity of five years; an estimated risk free rate of 2.95% based on the five year US Treasury zero-coupon yield curve; amortized over the vesting period of six months, commencing on the grant date of 21 April 2008.

7.	SUPPLEMENTAL CASH FLOW INFORMATION

During the three and nine months ended 31 May 2008 and 31 May 2007, there were no interest or taxes paid by the Company.

On 20 September 2007, the Company issued 6,000 shares of common stock in exchange for future services to be rendered by two individuals on the Board of Directors.

MAXLIFE FUND CORP. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED 31  MAY 2008
(Expressed in United States Dollars)

8.	INVESTMENT IN JOINT VENTURE

The Company accounts for its non-controlling interests in joint ventures, where the Company has influence over financial and operational matters, generally 50% or less ownership interest, under the equity method of accounting. In such cases, the Company's original investments are recorded at cost and adjusted for its share of earnings, losses and distributions.

On 25 February 2008 the Company and Capital Growth Planning, Inc. (“CGP”), a El Cajon, California company, formed MaxLife-CGP Partners, LLC (the “Joint Venture”), a El Cajon, California company, to work together in sourcing, purchasing, and managing certain life settlement insurance policy assets for the Joint Venture.  It is the Company’s goal to deploy a portion of funds raised in a Preferred stock offering as a loan to the Joint Venture. CGP, through its executives and subsidiary Companies, will use its life settlement experience, contacts, and specialized products to source, purchase, and manage the life settlement policy assets for the Joint Venture.  The Company and CGP each have interests of 50% in the Joint Venture.  The Joint Venture has been concluded to be jointly controlled, and the Company can exercise significant influence.  Therefore, the investment in the Joint Venture is recorded by the equity method of accounting.  The Company has contributed $1,250 to the Joint Venture.

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

MAXLIFE FUND CORP. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED 31  MAY 2008
(Expressed in United States Dollars)

8.	INVESTMENT IN JOINT VENTURE (Continued)

As required under the Joint Venture agreement CGP granted Options (“CGP Options”) to the Company based on the achievement of earnings targets based on net profit earned in the Joint Venture.  CGP Options will be issued with a three year term to purchase CGP’s Series B Non-voting Common Stock at the price per share listed below:

Milestone - Net Profit Earned in the Joint Venture	CGP Options Granted
$1,000,000	100,000 at $1
$5,000,000	150,000 at $2
$10,000,000	200,000 at $3
$15,000,000	250,000 at $4
$20,000,000	300,000 at $5
$25,000,000	350,000 at $6

The services that each member will provide towards reaching the milestones, has not yet commenced.  Upon commencement of the service period, the Company will value the Options and amortize it over the estimated performance period.

9.	SUBSEQUENT EVENTS

Subsequent to 31 May 2008 the Company issued 19,200 shares of preferred stock for proceeds of $480,000, including 9,600 warrants to purchase 9,600 shares of common stock as discussed in note 5.

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

Plan of Operations

Third Quarter 2008:

During the period ending May 31, 2008, MaxLife Fund Corp. ("MaxLife") announced that Mr. Dan Schmitt, Mr. Randy Delkus and Mr. Daniel E. Kahan have been appointed to the Board of Directors of the Company.

Mr. Dan Schmitt is co-founder, Chief Executive Officer and President of Anthony, Allan & Quinn, Inc. ETAL ("AAQ") Inc. This integrated family of businesses, offer clients a broad range of services and technological solutions, including electronic medical records, outsourced business services, and various marketing and advertising initiatives in the automobile industry.

Since its inception in 1993, AAQ has grown from a single automotive marketing firm to a diversified holding company with combined revenues of over $100 million in 2003. By 1998, AAQ had become the 156th fastest growing company in the United States on Inc. Magazine's Inc. 500 list. In 1997, recognizing a tremendous need and opportunity for the application of document processing solutions to the healthcare industry, Mr. Dan Schmitt and his two AAQ partners co-founded ABF, to serve insurance companies, Managed Care Organizations, HMO's, and Third Party Administrators. ABF leveraged a combination of proprietary print, insert and Web-based technology to integrate directly with healthcare company claim systems. By 2003, ABF had become the 23rd fastest growing company on the Inc. 500 and #1 in Missouri. In July of 2003, ABF was sold to publicly-traded WebMD, for cash and stock of $260 million.

Mr. Schmitt was the leading force of AAQ and ABF business models and the architect of a methodology for creating new business initiatives. He has combined his expertise in business development, administration, finance, and marketing, to create The Incubation Factory - a privately funded business incubator. In 2005, Mr. Schmitt opened the doors to "The Factory" in state of the art renovated 50,000 sq.ft. warehouse in downtown St. Louis. The Incubation Factory is dedicated to the mission of growing businesses faster, smarter, and cheaper than ever thought possible.

Mr. Schmitt earned a B.A. in Marketing from the University of Northern Iowa in 1989. He spends time consulting with each of the businesses while always keeping an eye to the next business opportunity.

Mr. Randy Delkus is a senior healthcare executive with experience in both for profit and not for profit sectors. He received his B.S. in Nursing, Magna Cum Laude, from St. Louis University and also holds a Business degree from Southern Illinois University, specializing in Marketing and Management. He completed his Masters in Business Administration at Webster University in St. Louis, graduating Magna Cum Laude.

Mr. Delkus is currently the President of Anthony, Allan & Quinn (AAQ) and The Incubation Factory (TIF), a go-to market business incubator that works with startup companies, universities, individual entrepreneurs and private and public industry; 75% of its current portfolio has a life sciences and/or healthcare focus.

Prior to AAQ, Mr. Delkus served as Chief Executive Officer for one of St. Louis' most premier healthcare institutions.

Mr. Daniel E. Kahan has an extensive international actuarial background in the life insurance industry. Mr. Kahan has hands-on experience and knowledge of the life settlements market in North America. After earning a B.Sc. (Honors) in Mathematics from University College, London, England, he qualified as an Associate of the Institute of Actuaries in 1984. He worked for 3 years in South Africa for Metropolitan Life, before moving to North America. In Toronto, Ontario, Canada he worked for Sun Life and Zurich Life, and in Chicago, Illinois, U.S.A., for Blue Cross.

In 1994 he founded Canadian Life Line in Nova Scotia, to provide insurance secured loans, with the approval of the Nova Scotia Superintendent of Loans & Insurance.

In July 2001, he was a panel member at the Society of Actuaries Product Development Meeting session in Toronto, on Life Settlements.

MaxLife Fund Corp. will continue to make relationships with Insurance Brokers and their clients to seek out opportunistic policies and life settlements situations available.

MaxLife Fund Corp. will attempt to raise additional financing for working capital and marketing efforts. We will also seek investment partners in order to raise the necessary funds to acquire existing policies. Such partners include banks, hedge funds, investment funds and sophisticated investors.

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

On March 27, 2008, the Company and 1323545 Alberta Inc. (“DeLaet”) entered into a Commitment Agreement whereby DeLaet agreed to market the Maxlife preferred share offering on a non-exclusive basis.  The parties agreed to enter into a service and profit sharing agreement regarding management of Life Settlement portfolios.  To date, the Company has not sold any preferred shares in its offering through this agreement with DeLaet.

Fourth Quarter 2008

MaxLife Fund Corp. has prepared a unit offering consisting of preferred shares and warrants. The maximum raise from this issue is $450,000,000. Funds have been received from the sale of units and will be deployed.

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

Second Quarter 2009

MaxLife will be in a position to trade policies and capitalize on their previous purchases. The portfolios that have been purchased will have grown in value as well.

Results of Operations

Comparative Analysis for the three and nine months ended May 31, 2008:

Revenue for the nine months ended May 31, 2008 was $330,000 and $0 for the nine-month period ended May 31, 2007.  Cost of Sales for the nine months ended May 31, 2008 was $303,250 and $0 for the nine-month period ended May 31, 2007.  Gross Profit for the nine months ended May 31, 2008 was $26,750 and $0 for the nine-month period ended May 31, 2007.  The revenues and related cost of sales and gross profit resulted from the sale of an insurance policy during the first quarter of 2008.

General and administrative expenses for the nine months ended May 31, 2008 were $90,034 and $1,258 for the nine-month period ended May 31, 2007.  The increase during the nine months ended May 31, 2008 was primarily attributable to increases in payments for printing and advertising, travel, administrative office expenses and directors and officers insurance incurred in the business operations.

Professional fees for the nine months ended May 31, 2008 were $69,536 and $7,558 for the nine months ended May 31, 2007.  These fees are attributable to legal, accounting, consulting and auditing services. The increase in professional fees were attributable to the increase in accounting, valuation and disclosure requirements of equity instruments including stock options, stock warrants and preferred stock issuances during the nine months ended May 31, 2008.

Stock based compensation for the nine months ended May 31, 2008 were $122,488 and $Nil for the nine months ended May 31, 2007.  The increase in stock based compensation was due to the following equity transactions entered into during the nine months ended May 31, 2008:

a)
On September 20, 2007, the Company issued 6,000 shares of common stock in exchange for future services to be rendered by two individuals on the Board of Directors. For the three and nine months ended 31 May 2008, $8,550 and $22,800 of these services, respectively, were rendered and expensed as stock based compensation.

b)
On April 21, 2008 the Company executed stock option agreements with four directors of the Company in consideration for their appointment to the Board of Directors.  The total stock compensation related to the stock options amounted to $453,580 and are amortized over the service period of six months from the grant date. For the three and nine months ended May 31, 2008, the Company expensed $99.688 as stock based compensation related to the stock options.

The Company ceased being a shell company in September 2007 based upon its operation.

On May 28, 2008 the Company issued 7,200 shares of preferred stock for proceeds of $180,000, including 3,600 warrants to purchase 3,600 shares of common stock.   The total value of the warrants amounted to $65,269 and is included as an addition to additional paid-in capital - warrants and an offsetting increase to the accumulated deficit.

Unrealized loss of available for sale securities, net of deferred taxes for the nine months ended May 31, 2008 were $10,581 and $0 for the nine-month period ended May 31, 2007.  This loss was attributable to the reduction in the fair value of the available for sale securities.

For the nine months ended May 31, 2008, we had a net loss of $258,608 and net earnings of $28,196 for the nine months ended May 31, 2007.   The increase in operating expenses during the nine months ended May 31, 2008 were due to higher professional fees, travel costs and share based compensation expenses during the period.

During the period ending May 31, 2008 and May 31, 2007, we had no provision for income taxes due to the net operating losses incurred.

Capital Resources and Liquidity

At May 31, 2008, we had working capital of $73,150.  It is the intent of management and significant stockholders, if necessary, to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity.  However, there is no legal obligation for either management or significant stockholders to provide additional future funding. Should this pledge fail to provide financing, we have not identified any alternative sources.

Cash flows from operating activities

Cash flows used in operating activities for the nine months ended May 31, 2008 were $459,066 and $73,632 for the nine months ended May 31, 2007.  The increase in cash flows used in operating activities was due to the payment of investment in life insurance policies purchased during the year ended August 31, 2007.

MaxLife reviews and monitors its current life settlement policies to determine if there is an opportunity for gains by selling policies or to hold for a longer term.

Cash flows from investing activities

On February 25, 2008 the Company and Capital Growth Planning, Inc. (“CGP”), a El Cajon, California company, formed MaxLife-CGP Partners, LLC (the “Joint Venture”), a El Cajon, California company, to work together in sourcing, purchasing, and managing certain life settlement insurance policy assets for the Joint Venture.  It is the Company’s goal to deploy a portion of funds raised in a Preferred stock offering as a loan to the Joint Venture. CGP, through its executives and subsidiary Companies, will use its life settlement experience, contacts, and specialized products to source, purchase, and manage the life settlement policy assets for the Joint Venture.  The Company and CGP each have interests of 50% in the Joint Venture.  The Joint Venture has been concluded to be jointly controlled, and the Company can exercise significant influence.  Therefore, the investment in the Joint Venture is recorded by the equity method of accounting.

Cash flows used in investing activities for the nine months ended May 31, 2008 were $1,250 and $Nil for the nine months ended May 31, 2007.  The increase in cash flows used in investing activities was due to the establishment of an investment of $1,250 in the above noted joint venture during the second quarter of 2008.

MaxLife is looking at alternatives available to invest funds on hand to earn a competitive return and maintains that such investments enable funds to be available to purchase policies.

Cash flows from financing activities

On May 28, 2008 the Company issued 7,200 shares of preferred stock for proceeds of $180,000.

Subsequent to May 31, 2008, in June 2008 the Company issued 19,200 shares of preferred stock for proceeds of $480,000.

These funds will be used by the company to

•	Continue its plan of operations, including the rolling out of financial products that are based on Life Settlement Policies that have been formalized by Capital Growth Planning Inc.;
•	Create a stronger infrastructure and continue with our growth plans;
•	Hire management personnel and support staff;
•	Review the internal organization to see that it can handle the influx of new business, and
•	Strengthen the management team, if need be.

We will ensure that shareholder value is maximized, that our  business plan is being implemented properly and the Company will be in a position to trade policies and capitalize on their previous purchases.

The funds from the unit offering will also be used to purchase life settlement policies and portfolios. It will enable MaxLife to be opportunistic and react in a timely manner to purchase portfolios that will have embedded value for shareholders.

MaxLife is also reviewing other financing options as lines of credits or asset based loans to coincide with the equity raised.

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

Our significant accounting policies are summarized in Note 1 of our financial statements filed with our 10KSB report on November 29, 2007. While all these significant accounting policies impact its financial condition and results of operations, MaxLife views certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on MaxLife’s consolidated financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

Item 3. Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of May 31, 2008. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the third quarter of fiscal 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is currently not a party to any pending legal proceedings and no such action by, or to the best of its knowledge, against the Company has been threatened.

Item 2. Changes in Securities.

On March 18, 2008, the Company filed an amendment to its articles of incorporation to amend the par value of its preferred stock from $.001 to $25.00 per share.  The preferred stock have the following rights attached to them: non-voting, entitle the holders to receive a dividend equal to $0.625 per share to be paid on a quarterly basis; not convertible into shares of the Company's common stock; provided all dividends have been paid to the shareholders, the preferred stock is redeemable by the Company after two years; in the event of any liquidation, dissolution or winding up of the Company, holders of the preferred stock shall have the same liquidation rights as the holders of the Company's common stock, whereby there are no redemption provisions.

The preferred stock of the Company is currently offered in units (the "Unit").  Each Unit consists of 1,200 shares of preferred stock and warrants to purchase 600 shares of common stock. The warrants may be exercised at any time beginning six months from the date of issuance and ending on the fifth anniversary of the final closing of the offering of the preferred stock. The warrants are exercisable, in whole or in part, at exercise prices equal to the following:

One third (1/3) or 200 warrants per Unit shall be exercisable into common stock at $25.00 per share;
One third (1/3) or 200 warrants per Unit shall be exercisable into common stock at $30.00 per share;
One third (1/3) or 200 warrants per Unit shall be exercisable into common stock at $35.00 per share;

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending May 31, 2008, covered by this report to a vote of the Company’s shareholders, through the solicitation of proxies or otherwise.

Item 5. Other Information.

None

Item 6. Exhibits

(a)	Reports on Form 8-K and Form 8K-A

None.

(b)	Exhibits

Exhibit Number	Exhibit Title

31.1	Certification of Bennett Kurtz pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Bennett Kurtz pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

MAXLIFE FUND CORP.
Registrant

Date: July 18, 2008	By: /s/ Bennett Kurtz
Bennett Kurtz
President, Chief Executive Officer and
Chief Financial Officer (Principal Accounting Officer)