Form 10-K
period 2008-08-31
MAXLIFE FUND CORP.
filed 2008-12-15
CIK 1379377

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File No. 333-138298

MAXLIFE FUND CORP.
(Name of small business issuer in its charter)

WYOMING
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

45 Sheppard Avenue East, Suite 900 North York, Ontario Canada	M2N 5W9
(Address of principal executive offices)	(Zip Code)

1-866-752-5557
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class registered:	Name of each exchange on which registered:
None	None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, par value $.001 (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒No ☐

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes   ☐   No ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer                                                  ☐                                           Accelerated filer                                                      ☐
Non-accelerated filer                                                    ☐                                           Smaller reporting company                                    ☒
(Do not check if a smaller reporting company)

Revenues for year ended August 31, 2008: $330,000

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of November 28, 2008, was: $218,247,608

Number of shares of the registrant’s common stock outstanding as of December 15, 2008 was: 30,303,168

Transitional Small Business Disclosure Format:                                                                      Yes ☐                                No ☒

The Transfer Agent for the Company is First American Stock Transfer.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Business Development

MaxLife Fund Corp. (the “Company”, “MaxLife”, “we”, “us” or “our”) was incorporated in the State of Wyoming on January 9, 2006.  On August 31, 2006, pursuant to the terms of a stock purchase agreement by and among us, 1254450 Ontario Ltd. (“1254450”), and the shareholders of 1254450 (“Shareholders”), we acquired all of the then issued and outstanding preferred and common shares of 1254450 for a total of $5,000 worth of our common stock to be issued at such time as our shares are approved for listing on a public market exchange.  Pursuant to the agreement 1254450 became our wholly owned subsidiary.

Business of Issuer

General

MaxLife Fund Corp. is concentrating on three major components of the Life Settlement sector; (1) to invest and trade policies for our own inventory, (2) to obtain ownership in companies in the life settlement industry and (3) to build a large portfolio by demand for institutional buyers. MaxLife Fund Corp. is positioning itself to grow with the industry and expand its operation to become one of the leaders in the Life Settlement sector.

We have been in discussion with owners of portfolios and some of our attempts to purchase these portfolios were either unacceptable and /or did not meet our criteria or objectives. They would not achieve the required rate of return or potential gains we are seeking.

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

We are a development company. We will require additional funds to implement our business plan. There is no assurance that we will be able to obtain additional funding through the sales of additional equity securities or that such funding, if available, will be obtained on terms favorable to or affordable by us.

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

VUL (variable universal life) policies, to the extent that the policy has a fixed income option that produces returns comparable to what can be achieved with UL, can be attractive to life settlement providers. However, expense charges are normally higher than on UL, and, as a registered product, there is concern for the additional regulatory oversight. The VUL contract has the same flexibility in future premium payments that help to make UL the current product of choice. More settlements involving VUL are likely as fewer of the easier-to-settle UL policies remain available.

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

Market Size

Currently, the market can be described as follows:

•	Estimated $431 billion of life insurance in force.

•	88% of universal life policies never result in a claim.

•	More than $17 billion worth of Life Settlements transactions will take place this year.

•	Sanford C. Bernstein & Co. estimated the life settlements market will grow to over $160 billion by the year 2030.

•	Life settlements are not correlated to other financial markets so they differ from investing in shares, property, cash and fixed Interest.

•
The low volatility of the underlying investment (the face value of life policies) means they are not impacted by fluctuating stocks and bond markets, rising interest rates or oil prices, global economic instability or business cycles.

•	Life insurance policies are capital stable so when a policy is bought the benefit is known.

•	Yield is determined by time and not by market forces, so it’s not a question of if a return will be paid, but when it will be paid.

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

Historically, 15% annual returns, or higher, were commonplace on life settlement investments. Increasing competition has caused returns to drop somewhat. However due to the current market conditions our research suggests that 12%-15% is achievable as of November 2008, but that some transactions priced to yield less than that. By adjusting the amount of the settlement payment for a given estimated life expectancy, the life settlement Lender can select the expected return on its investment, constrained, of course, by current marketplace conditions.

Life settlements, priced to yield 12% or 15% returns, are quite attractive when compared with the 5.25% yields currently available on A-rated 10-year corporate bonds. The likelihood that the actual return on a life settlement would drop to this level is small. For the return on a transaction with a seven-year life expectancy, priced to yield 12%, to drop to 5.25%, the insured would have to live for almost 13 years, which has a probability of approximately 15%.

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

Consumer Protection Licensing

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

Securities Regulations

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

Insurance Regulation

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

ITEM 1A. RISK FACTORS

In addition to other information in this annual report on Form 10-K and in the documents we are incorporating by reference, the following risk factors should be carefully considered in evaluating us and our business.  Such factors significantly affect or could significantly affect our business, operating results or financial condition.  This annual report on Form 10-K contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995.  Actual results could differ materially from those projected in the forward-looking statements as a result of the risk factors set forth below and elsewhere in this annual report on Form 10-K.

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

Our Operating Results in One or More Future Periods Are Likely to Fluctuate and May Fail to Meet Expectations

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. DESCRIPTION OF PROPERTY

Effective December 12, 2008, we currently operate our business from our corporate headquarters located at 45 Sheppard Avenue, Suite 900, North York, Ontario M2N 5W9.  We lease our premises on a month to month lease agreement commencing December 12, 2008.

ITEM 3. LEGAL PROCEEDINGS

There is no litigation pending or threatened by or against us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Holders of Our Common Stock

As of December 12, 2008, we had approximately 30,303,168 shares issued and outstanding and 28 registered holders of our common stock.

The Company's common shares, par value $0.001 (the “Shares”) were approved for trading on the Over-the-Counter Bulletin Board (OTC-BB) under the symbol MXFB on June 29, 2007.

The table set forth below reflects the reported high and low bid prices of the Common Stock for each quarter for the period indicated. These prices are all on the basis of the pre reverse stock split. Such prices are interdealer prices without retail markups, markdowns or commissions and may not represent actual transactions.

QUARTER ENDED	HIGH	LOW

August 31, 2007	$3.18	$1.00
November 30, 2007	$9.00	$3.05
February 29, 2008	$17.18	$6.15
May 31, 2008	$27.60	$16.55
August 31, 2008	$29.55	$15.23

Dividends

On August 31, 2008, the company paid dividends of $0.625 per share on its 26,400 issued and outstanding preferred stock totaling $16,500.  The preferred stock entitles the holders to receive a dividend equal to $0.625 per share to be paid on a quarterly basis.

Payment of dividends on common shares in the future will depend upon our earnings, capital requirements, and other factors, which our Board of Directors may deem relevant.

ITEM 6.  SELECTED FINANCIAL DATA

As a “smaller reporting company”, we are not required to provide the information required by this Item.

ITEM 7.  PLAN OF OPERATIONS

Plan of Operations

During the next twelve months, we expect to take the following steps in connection with the further development of our business and the implementation of our plan of operations:

We will continue to make relationships with insurance brokers and their clients to seek out opportunistic policies and life settlements situations available. We will attempt to raise additional financing for working capital and to marketing efforts. We will also seek investment partners in order to raise the necessary funds to acquire existing policies. Such partners include banks, hedge funds, investment funds and sophisticated investors. We will be sourcing new relationships with companies in the sector with the objective of purchasing an ownership in their businesses.

We will prepare advertisements and information material to disseminate to our network of brokers with the intention of ramping up purchases of policies. With funds obtained from banks and investment funds we will be in a position to purchase and administer policies and portfolios. We will also look to offer a product which gives investors the security they require in these times and we will charge for our expertise and services of sourcing, buying and monitoring their investments.

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

Results of Operations

Comparative Analysis for the year ended August 31, 2008 and 2007:

Revenue for the year ended August 31, 2008 was $330,000 and $Nil for the year ended August 31, 2007. Cost of Sales for the year ended August 31, 2008 was $303,250 and $Nil for the year ended August 31, 2007. Gross profit for the year ended August 31, 2008 was $26,750 and $Nil for the year ended August 31, 2007. The revenues and related cost of sales and gross profit resulted from the sale of an insurance policy during the first quarter of 2008.

General and administrative expenses for the year ended August 31, 2008 were $102,585 and $1,434 for the year ended August 31, 2007. The increase during the year ended August 31, 2008 was primarily attributable to increases in payments for printing and advertising, travel, administrative office expenses and directors and officers insurance incurred in the business operations.

Professional fees for the year ended August 31, 2008 were $122,458 and $17,540 for the year ended August 31, 2007. These fees are attributable to legal, accounting, consulting and auditing services. The increase in professional fees were attributable to the increase in accounting, valuation and disclosure requirements of equity instruments including stock options, stock warrants and preferred stock issuances during the year ended August 31, 2008.

Stock based compensation for the year ended August 31, 2008 were $363,170 and $Nil for the year ended August 31, 2007.  The increase in stock based compensation was due to the following equity transactions entered into during year ended August 31, 2008:

a)
On September 20, 2007, the Company issued 6,000 shares of common stock in exchange for services rendered by two individuals on the Board of Directors. For the year ended August 31, 2008, $34,200 of these services were rendered and included as stock based compensation.

b)
On April 21, 2008 the Company executed stock option agreements with four directors of the Company in consideration for their appointment to the Board of Directors.  The total stock compensation related to the stock options amounted to $453,580 and are amortized over the service period of six months from the grant date. For the year ended August 31, 2008, the Company expensed $328,969 as stock based compensation related to the stock options.

During the year the Company tested goodwill of its operating unit, 1254450, for impairment. In order to determine if a writedown of goodwill was necessary, management utilized a two step process (i) we compared the implied fair value of the reporting unit, 1254450, with its carrying amount of $35,269 and (ii) an estimate of the fair value of the reporting unit was performed using a valuation technique based on multiples of earnings. The implied fair value of the reporting unit was compared with its carrying amount as of August 31, 2008. Management has determined that the implied fair value of goodwill is $Nil as at 31 August 2008 and as a result an impairment loss of $35,269 has been recognized in the statement of loss and comprehensive loss for the year ended 31August 2008.

During the year ended August 31, 2008 the Company issued 26,400 shares of preferred stock for proceeds of $660,000, including 13,200 warrants to purchase 13,200 shares of common stock.   The total value of the warrants amounted to $244,158 and was included as an addition to additional paid-in capital – warrants.

Unrealized loss of available for sale securities, net of deferred taxes for the year ended August 31, 2008 were $36,884 and $Nil for the year ended August 31, 2007.  This loss was attributable to the continued reduction in the fair value of available-for-sale securities.

For the year ended August 31, 2008, we had a net loss of $602,882 and net earnings of $23,388 for the year ended August 31, 2007.   The increase in operating expenses during the year ended August 31, 2008 were due to higher professional fees, travel costs and stock based compensation expenses during the period.

During the period ending year ended August 31, 2008 and year ended August 31, 2007, we had no provision for income taxes due to the net operating losses incurred.

Capital Resources and Liquidity

We are still in the process of developing and implementing our business plan and raising additional capital. As such, management is taking action to obtain additional funding.  MaxLife will use current funds to seek out and purchase businesses operating in the life settlements industry.

At August 31, 2008, we had working capital of approximately $470,371. It is the intent of management and significant stockholders, if necessary, to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity. However, there is no legal obligation for either management or significant stockholders to provide additional future funding. .We have implemntaed a preferred share unit offering consisting of preferred shares plus warrants. The unit offering will be continued to be offered in order to obtain the financing we require.

During the fiscal year, we had a unit offering consisting of preferred shares plus warrants. We successfully raised an amount of $660,000 from this issue, which is still available.  In the previous fiscal year, we completed a private placement via a share purchase agreement to secure financing of $2,500,000.  We received $500,000 from this placement which resulted in the issuance of 170,068 shares of common stock. We deployed some of these funds and purchased life settlement policies with a face amount of $2,650,000 and carrying value of $452,955 as of August 31, 2008.  Additional working capital is available to ensure that the premiums on these policies will be paid as required.

Cash flows from operating activities

Cash flows used in operating activities for the year ended August 31, 2008 were $459,066 and $73,632 for the year ended August 31, 2007.  The increase in cash flows used in operating activities was due to the payment of investment in life insurance policies purchased during the year.

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

Cash flows used in investing activities for the year ended August 31, 2008 were $1,250 and $Nil for the year ended August 31, 2007.  The increase in cash flows used in investing activities was due to the establishment of an investment of $1,250 in the above noted joint venture during the second quarter of 2008.

MaxLife is also looking at alternatives available to invest funds on hand to earn a competitive return and maintains that such investments enable funds to be available to purchase policies.

Cash flows from financing activities

During the year ended August 31, 2008,  the Company issued 26,400 shares of preferred stock for proceeds of $660,000.

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

The Company believes that the following discussion addresses the Company’s most critical accounting policies, which are those that are most important to the portrayal of the Company’s financial condition and results of operations and require management’s most difficult, subjective and complex judgements.

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

The Company tested goodwill of its operating unit, 1254450, for impairment at 31 August 2008 and 2007.

In order to determine if writedown of goodwill was necessary, management utilized a two step process: (i) they compared the implied fair value of the reporting unit, 1254450, with its carrying amount of $35,269 and (ii) the estimated fair value of the reporting unit was performed using a valuation technique based on multiples of earnings.

The implied fair value of the reporting unit was compared with its carrying amount; and management has determined that the implied fair value of goodwill is $Nil as at 31 August 2008 and as a result an impairment loss of $35,269 has been recognized in the statement of loss and comprehensive loss for the year ended 31 August 2008.

The Company cannot predict the occurrence of certain future events that might adversely affect the reported value of goodwill that totaled $Nil at August 31, 2008. Such events include, but are not limited to, strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on the Company’s customer base, or a material negative change in its relationships with significant customers.

Stock Based Compensation

In Decemeber 2004, the Financial Accounting Standard Board ("FASB") issued SFAS No. 123R, Share-Based Payment ("SFAS No. 123R). SFAS No. 123R establishes standards for the accounting for transaction in which an entity exchanges its equity instruments for goods for services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in shared-based payment transactions. SFAS No. 123R requires that the compensation cost relating to share-based payment transactions be recognized in the consolidated financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued.

The warrants and stock options are valued using the Black-Scholes option pricing model using the following input variables and assumptions: exercise prices per share as noted above, stock price on the date of issuances; calculated volatility; calculated average term of maturity of five years; an estimated risk free rate based on the US treasury zero-coupon yield curve. The assumptions used by the Company in determining its stock based ompensation may differ materially from actual results due to changing market and economic conditions, higher or lower calculated volitility rates or risk free rate of return. While the Company believes that the assumptions used are appropriate, differences in actual experience or changes in assumptions may materially affect the Company’s financial position or results of operations.

We cannot predict what future laws and regulations might be passed that could have a material effect on our results of operations. We assess the impact of significant changes in laws and regulations on a regular basis and update the assumptions and estimates used to prepare our financial statements when we deem it necessary.

We have not made any material changes to our critical accounting estimates or assumptions or the judgments affecting the application of those estimates or assumptions. We discuss our significant accounting policies, including those policies that are not critical, in Note 3 of our Consolidated Financial Statements

ITEM 8. FINANCIAL STATEMENTS

MAXLIFE FUND CORP. AND SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

31 AUGUST 2008

Page
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1
CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Balance Sheets	F-2
Consolidated Statements of Operations and Comprehensive Loss	F-3
Consolidated Statements of Stockholders' Equity	F-4
Consolidated Statements of Cash Flows	F-5
Notes to the Consolidated Financial Statements	F-6 - F-17

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
MaxLife Fund Corp. and Subsidiary

We have audited the accompanying consolidated balance sheets of MaxLife Fund Corp. and Subsidiary (A Development Stage Company) as of 31 August 2008 and 2007 and the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for the years ended 31 August 2008 and 2007 and for period from the date of inception (9 January 2006) to 31 August 2008. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits include consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstance, but not for expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MaxLife Fund Corp. and Subsidiary (A Development Stage Company) as of 31 August 2008 and 2007, and the results of its operations for the years ended 31 August 2008 and 2007 and for the period from the date of inception (9 January 2006) to 31 August 2008 in conformity with accounting principles generally accepted in the United States of America.

/s/ DNTW Chartered Accountants, LLP

Licensed Public Accountants

Markham, Canada
25 November 2008

MAXLIFE FUND CORP. AND SUBSIDIARY

(A Development Stage Company)

MAXLIFE FUND CORP. AND SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

AS AT 31 AUGUST

(Expressed in United States Dollars)

	2008	2007
ASSETS

Current Assets
Cash	$500,836	$506,204
Available-for-sale securities, at fair value (cost - $89,816 (2007 - $89,816)	2,313	19,017
Total Current Assets	503,149	525,221

Long Term Assets
Investment in life insurance policies	452,955	430,078
Investment in joint venture	1,250	-
Goodwill	-	35,269
Deferred taxes	-	25,573
Total Long Term Assets	454,205	490,920
Total Assets	$957,354	$1,016,141

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$28,084	$418,500
Management salary payable	30,000	--
Advances from stockholder	4,694	34,700
Total Liabilities	62,778	453,200

Stockholders' Equity
Preferred stock $25.00 par value; Authorized 100,000,000; Issued and outstanding 26,400 (2007 - Nil); non-voting; dividends of $0.625 paid on a quarterly basis; non-convertible; redeemable at the option of the Company after two years	660,000	-
Common stock $.001 par value; Authorized 200,000,000; Issued and outstanding 30,303,168 (2007 - 30,297,168)	30,303	30,297
Additional paid in capital	961,967	606,803
Additional paid in capital - warrants	244,158	-
Accumulated other comprehensive loss	(85,206)	(51,053)
Deficit accumulated during the development stage	(916,646)	(23,106)
Total Stockholders' Equity	894,576	562,941
Total Liabilities and Stockholders' Equity	$957,354	$1,016,141

The accompanying notes are an integral part of these financial statements.

MAXLIFE FUND CORP. AND SUBSIDIARY

(A Development Stage Company)
MAXLIFE FUND CORP. AND SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Expressed in United States Dollars)

	For the Year Ended 31 August2008	For the Year Ended 31 August 2007	For the Period from Inception (9 January 2006) to 31 August 2008
SALE OF POLICY	$330,000	$-	$330,000
COST OF POLICY SOLD	303,250	-	303,250
GROSS PROFIT	26,750	-	26,750

EXPENSES
Stock based compensation	363,170	-	363,170
Professional fees	122,458	17,540	150,206
General and administrative	102,585	1,434	140,020
Management Salary	30,000	-	30,000
Loss (gain) on foreign exchange	7,055	(4,470)	2,584
Interest and bank charges	1,150	919	2,354
TOTAL OPERATING EXPENSES	626,418	15,423	688,334
LOSS FROM OPERATIONS	(599,668)	(15,423)	(631,584)
REALIZED GAIN ON SALE OF AVAILABLE-FOR-SALE SECURITIES	-	37,192	37,192
GOODWILL IMPAIRMENT LOSS	(35,269)	-	(35,269)
INTEREST	2,055	1,619	3,674
NET (LOSS) EARNINGS	$(632,882)	$23,388	$(655,987)
FOREIGN CURRENCY TRANSLATION ADJUSTMENT	3,095	16	2,731
UNREALIZED (LOSS) GAIN ON AVAILABLE-FOR-SALE SECURITIES, NET OF DEFERRED TAXES	(37,248)	(45,227)	(82,475)
COMPREHENSIVE LOSS	$(667,035)	(21,823)	(735,731)
(LOSS) GAIN PER WEIGHTED NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	$(0.02)	$0.00
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	30,302,739	30,127,932

The accompanying notes are an integral part of these financial statements.

MAXLIFE FUND CORP. AND SUBSIDIARY

(A Development Stage Company)
MAXLIFE FUND CORP. AND SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE PERIOD FROM THE DATE OF INCEPTION (9 JANUARY 2006) TO 31 AUGUST 31, 2008

(Expressed in United States Dollars)

	Preferred Shares			Common Stock
	Shares	Amount	Additional Paid-In Capital	Shares	Amount	Additional Paid-In Capital	Additional Paid-In Capital - Warrants	Accumulated other comprehensive Loss	Deficit accumulated during the development stage	Total stockholders' Equity
Issuance of common stock at inception	-	$-	$-	30,000,000	$30,000	$-	$-	$-	$-	$30,000
Issuance of common stock for cash	-	-	-	116,100	116	115,984	-	-	-	116,100
Issuance of common stock for services	-	-	-	11,000	11	10,989	-	-	-	11,000
Acquisition of 1254450 Ontario Ltd.	-	-	-	-	-	5,000	-	-	-	5,000
Foreign currency translation	-	-	-	-	-	-	-	(5,842)	-	(5,842)
Net loss for the period	-	-	-	-	-	-	-	-	(46,494)	(46,494)
Balance, August 31, 2006	-	$-	$-	30,127,100	$30,127	$131,973	$-	$(5,842)	$(46,494)	$109,764
Issuance of common stock for cash	-	-	-	170,068	170	499,830	-	-	-	500,000
Financing fees	-	-	-	-	-	(25,000)	-	-	-	(25,000)
Unrealized loss on available-for-sale investments, net of taxes	-	-	-	-	-	-	-	(45,227)	-	(45,227)
Foreign currency translation	-	-	-	-	-	-	-	16	-	16
Net earnings	-	-	-	-	-	-	-	-	23,388	23,388
Balance, August 31, 2007	-	$-	$-	30,297,168	30,297	$606,803	$-	$(51,053)	$(23,106)	$562,941
Common stock issued for services	-	-	-	6,000	6	34,194	-	-	-	34,200
Stock options issued	-	-	-	-	-	328,970	-	-	-	328,970
Financing fees	-	-	-	-	-	(8,000)	-	-	-	(8,000)
Unrealized loss on available-for-sale investments, net of taxes	-	-	-	-	-	-	-	(37,248)	-	(37,248)
Fair market value of warrants attached to preferred stock	-	-	-	-	-	-	244,158	-	(244,158)	-
Preferred stock issued for cash	26,400	660,000	-	-	-	-	-	-	-	660,000
Foreign currency translation	-	-	-	-	-	-	-	3,095	-	3,095
Net loss	-	-	-	-	-	-	-	-	(632,882)	(632,882)
Dividends paid	-	-	-	-	-	-	-	-	(16,500)	(16,500)
Balance, August 31, 2008	26,400	$660,000	$-	30,303,168	30,303	$961,967	$244,158	$(85,206)	$(916,646)	$894,576

The accopanying notes are an integral part of these financial statements.

MAXLIFE FUND CORP. AND SUBSIDIARY

(A Development Stage Company)

MAXLIFE FUND CORP. AND SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in United States Dollars)

	For the Year Ended 31 August 2008	For the Year Ended 31 August 2007	For the Period from Inception (9 January 2006) to 31 August 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) earnings	$(632,882)	$23,388	$(655,987)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Goodwill impairment loss	35,269	-	35,269
Stock based compensation	328,970	-	328,970
Unrealized loss on available-for-sale securities	(37,248)	(45,227)	(88,318)
Equity issued to acquire 1255450 Ontario Limited	-	-	5,000
Issuance of common stock for services	34,200	-	75,200
Changes in operating assets and liabilities:
Available-for-sale securities	16,704	(19,017)	(2,313)
Purchase of insurance policies and capitalized premiums	(352,877)	(407,051)	(759,928)
Proceeds on sale of policy	330,000	-	330,000
Accounts payable and accrued liabilities	(390,416)	409,537	23,121
Management salary payable	30,000		30,000
Deferred taxes	25,573	(25,573)	-
CASH PROVIDED BY OPERATING ACTIVITIES	(612,707)	(63,943)	(678,986)
CASH FLOWS FROM INVESTING ACTIVITIES
Capital contribution to joint venture	(1,250)	-	(1,250)
Acquisition of 1255450 Ontario Limited	-	-	(21,739)
CASH FLOWS USED IN INVESTING ACTIVITIES	(1,250)	-	(22,989)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of preferred stock	660,000	-	660,000
Advances to shareholder	(30,006)	(6,894)	(26,900)
Dividends paid	(16,500)	-	(16,500)
Financing fees	(8,000)	-	(8,000)
Issuance of common stock	-	475,000	591,100
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	605,494	468,106	1,199,700
EFFECT OF FOREIGN CURRENCY TRANSLATION	3,095	16	3,111
NET INCREASE IN CASH	(5,368)	404,179	500,836
CASH, BEGINNING OF YEAR	506,204	102,025	-
CASH, END OF YEAR	$500,836	$506,204	$500,836

The accompanying notes are an integral part of these financial statements.

MAXLIFE FUND CORP. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD FROM THE DATE OF INCEPTION (9 JANUARY 2006) TO 31 AUGUST 2008

(Expressed in United States Dollars)

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

2.   ORGANIZATION

On 31 August 2006, the Company acquired 100% of the issued and outstanding common shares of 1254450 Ontario Ltd. ("1254450") an Ontario, Canada corporation for a purchase price of $25,000 Canadian ($21,739 US) in cash and common shares equal to $5,000 US.  The parties agreed to defer the issuance of the common shares until the Company becomes listed on a public market exchange, at which time the shareholders of 1254450 will be issued that number of common shares that have a cash value of $5,000 US.  In addition, the shareholders of 1254450 transferred the amounts due to them by 1254450 to the Company. On 31 August 2008 the goodwill determined on the acquisition of 1254450 Ontario Ltd. of $35,269 was written down, as further described in note 3.

Consideration Exchanged:

Cash	$21,739
Convertible debenture	5,000
$26,739

Assets acquired:

Liabilities assumed	$(31,558)
Estimated fair value of tangible assets acquired	23,028
Goodwill	35,269
$26,739

MAXLIFE FUND CORP. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD FROM THE DATE OF INCEPTION (9 JANUARY 2006) TO 31 AUGUST 2008

(Expressed in United States Dollars)

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting policies of the Company are in accordance with accounting principles generally accepted in the United States of America.  Presented below are those policies considered particularly significant:

Principles of Consolidation

The Company includes, in consolidation, its wholly owned subsidiary, 1254450 Ontario Ltd. All significant intercompany transactions and balances have been eliminated upon consolidation.

Development Stage Company

The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards ("SFAS") No. 7, Accounting and Reporting by Development Stage Enterprises. The Company has devoted substantially all of its efforts to business planning and development by means of raising capital for investing in life Insurance policies. The Company has also not realized any significant revenues.

Available-for-sale-securities

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

FOR THE PERIOD FROM THE DATE OF INCEPTION (9 JANUARY 2006) TO 31 AUGUST 2008

(Expressed in United States Dollars)

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Value of Financial Instruments

The carrying value of the Company's notes receivables, advances and accounts payable approximates fair value because of the short-term maturity of these instruments.

Foreign Translation Adjustment

The accounts of the Company were translated into United States dollars in accordance with the provisions of FASB Statement No. 52, Foreign Currency Translation ("SFAS No. 52").  In accordance with the provisions of SFAS No. 52, transaction gains and losses on these assets and liabilities are included in the determination of income for the relevant periods.  Adjustments resulting from the translation of the financial statements from their functional currencies to United States dollars are accumulated as a separate component of accumulated other comprehensive income and have not been included in the determination of income for the relevant periods.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Examples include estimates of stock based compensation; the potential outcome of future tax consequences of events that have been recognized in our financial statements or tax returns; estimating the fair value and/or goodwill impairment for our reporting units; and determining when investment impairments are other-than-temporary. Actual results could differ from those estimates. These estimates are reviewed periodically, and, as adjustments become necessary, they are reported in earnings in the period in which they become known.

MAXLIFE FUND CORP. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD FROM THE DATE OF INCEPTION (9 JANUARY 2006) TO 31 AUGUST 2008

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

There were no dilutive financial instruments for the year ended 31 August 2008 and 2007 or for the period from inception (9 January 2006) to 31 August 2008.

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

The Company tested goodwill of its operating unit, 1254450, for impairment at 31 August 2008 and 2007.

In order to determine if writedown of goodwill was necessary, management utilized a two step process: (i) they compared the implied fair value of the reporting unit, 1254450, with its carrying amount of $35,269 and (ii) the estimated fair value of the reporting unit was performed using a valuation technique based on multiples of earnings.

The implied fair value of the reporting unit was compared with its carrying amount; and management has determined that the implied fair value of goodwill is $Nil as at 31 August 2008 and as a result an impairment loss of $35,269 has been recognized in the statement of loss and comprehensive loss for the year ended 31 August 2008.

Joint Ventures

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

MAXLIFE FUND CORP. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD FROM THE DATE OF INCEPTION (9 JANUARY 2006) TO 31 AUGUST 2008

(Expressed in United States Dollars)

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Stock Based Compensation

In Decemeber 2004, the Financial Accounting Standard Board ("FASB") issued SFAS No. 123R, Share-Based Payment ("SFAS No. 123R). SFAS No. 123R establishes standards for the accounting for transaction in which an entity exchanges its equity instruments for goods for services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in shared-based payment transactions. SFAS No. 123R requires that the compensation cost relating to share-based payment transactions be recognized in the consolidated financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued.

Recent Accounting Pronouncements

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

FOR THE PERIOD FROM THE DATE OF INCEPTION (9 JANUARY 2006) TO 31 AUGUST 2008

(Expressed in United States Dollars)

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)

In December 2007, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, (revised 2007), Business Combinations. SFAS 141(R) applies the acquisition method of accounting for business combinations established in SFAS 141 to all acquisitions where the acquirer gains a controlling interest, regardless of whether consideration was exchanged. Consistent with SFAS 141, SFAS 141(R) requires the acquirer to fair value the assets and liabilities of the acquiree and record goodwill on bargain purchases, with main difference the application to all acquisitions where control is achieved. SFAS 141(R) is effective for financial statements issued for fiscal years beginning after 15 December 2008. The adoption of this statement is not expected to have a material effect on the Company's future financial position or results of operations.

In December 2007, the Financial Accounting Standards Board ("FASB") issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements - An amendment of ARB No. 51.SFAS 160 requires companies with noncontrolling interests to disclose such interests clearly as a portion of equity but separate from the parent's equity. The noncontrolling interest's portion of net income must also be clearly presented on the statement of operations. SFAS 160 is effective for financial statements issued for fiscal years beginning after 15 December 2008. The adoption of this statement is not expected to have a material effect on the Company's future financial position or results of operations

In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets ("FSP 142-3").  FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, Goodwill and Other Intangible Assets. This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after 15 December 2008. Early adoption is prohibited.  The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In  May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of  non-governmental entities that are presented in conformity with generally accepted accounting principles in the United States.  It is  effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.  We have not yet commenced evaluating the potential impact, if any, of the adoption of FASB Statement No. 162 on our consolidated financial position, results of operations and cash flows.

MAXLIFE FUND CORP. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD FROM THE DATE OF INCEPTION (9 JANUARY 2006) TO 31 AUGUST 2008

(Expressed in United States Dollars)

4.    INVESTMENT IN INSURANCE POLICIES

As at 31 August 2008 the Company holds four life insurance policies with carrying amounts of $452,955 and face amounts totaling $2,650,000.

5.   ADVANCES FROM SHAREHOLDER

The advances from the shareholder are non-interest bearing, unsecured and have no specific terms of repayment.  The carrying value of the advances approximates the market value due to the short-term maturity of the financial instruments.

6.   CAPITAL STOCK

Common Stock

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

On 20 September 2007, the Company issued 6,000 shares of common stock in exchange for  services rendered by two individuals on the Board of Directors. The shares issued were valued at their fair market value of $5.70 which is the amount that would have been received if the shares had been issued for cash.  Management believes that the fair market value of the services received approximates this value.  For year ended 31 August 2008, $34,200 (2007 - $Nil) of these services were rendered and included in stock based compensation.

MAXLIFE FUND CORP. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD FROM THE DATE OF INCEPTION (9 JANUARY 2006) TO 31 AUGUST 2008

(Expressed in United States Dollars)

Preferred Stock

On 18 March 2008, the Company filed articles of amendment to amend the par value of its preferred stock from $.001 to $25.00 per share.  The preferred stock have the following rights attached to them: non-voting, entitle the holders to receive a dividend equal to $0.625 per share to be paid on a quarterly basis; not convertible into shares of the Company's common stock; provided all dividends have been paid to the shareholders, the preferred stock is redeemable by the Company after two years; in the event of any liquidation, dissolution or winding up of the Company, holders of the preferred stock shall have the same liquidation rights as the holders of the Company's common stock, whereby there are no redemption provisions.

The preferred stock of the Company are currently offered in units (the "Unit").  Each Unit consists of 1,200 shares of preferred stock plus warrants to purchase 600 shares of common stock. The warrants may be exercised at any time beginning six months from the date of issuance and ending on the fifth anniversary of the final closing of the offering of the preferred stock. The warrants are exercisable, in whole or in part, at exercise prices equal to the following:

One third (1/3) or 200 warrants per Unit shall be exercisable into common stock at $25.00 per share;

One third (1/3) or 200 warrants per Unit shall be exercisable into common stock at $30.00 per share;

One third (1/3) or 200 warrants per Unit shall be exercisable into common stock at $35.00 per share.

The warrants were issued on various dated throughout the year and valued as follows:

(A) 4,400 shares at an exercise price of $25.00 per share -  $18.94, $18.19, $20.19, $20.16

(B) 4,400 shares at an exercise price of $30.00 per share -   $18.10, $17.39, $19.34, $19.32

(C) 4,400 shares at an exercise price of $35.00 per share -   $17.35, $16.68, $18.58, $18.57

The total value of the warrants amounted to $244,158 (2007 - $NIL) and are included as an addition to additional paid-in capital - warrants.

The warrants were valued using the Black-Scholes option pricing model with the following input variables and assumptions: exercise prices of $25, $30 and $35 per share as noted above, stock price on the date of issuances of  $27.60, $26.30, $28.65, and $28.49 respectively; calculated volatility amounted to 84.56%; calculated average term of maturity of five years; an estimated risk free rate ranging from 2.95% to 3.68% based on the five year US treasury zero-coupon yield curve.

MAXLIFE FUND CORP. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD FROM THE DATE OF INCEPTION (9 JANUARY 2006) TO 31 AUGUST 2008

(Expressed in United States Dollars)

During the year Company issued 26,400 shares of preferred stock for proceeds of $ 660,000 including 26,400 warrants to purchase of 26,400 shares of common stock as discussed above. On 31 August 2008 the Company paid dividends of $0.625 per share on its 26,400 issued and outstanding preferred stock totaling $16,500.

8.   STOCK OPTIONS

On 21 April 2008 the Company executed stock option agreements with four directors of the Company in consideration for their appointment to the Board of Directors.  Under the terms of these agreements the Company granted to each director an option to purchase a total of 10,000 shares of the company's common stock ("Option Shares") in the following manner: (A) 2,500 shares at an exercise price of $20.00 per share, (B) 3,500 shares at an exercise price of $25.00 per share and (C) 4,000 shares at an exercise price of $35.00 per share. The grantee shall have the option to purchase all of the Option Shares after six months of the grant date of 22 October 2008.  The options expire in five years from the grant date, on 21 April 2008.

The stock options were valued using the Black-Scholes option pricing model with the following input variables and assumptions: exercise prices of $20, $35 and $35 per share as noted above, stock price on the date of issuance of  $18.48; calculated volatility amounted to 84.56%; calculated average term of maturity of five years; an estimated risk free rate ranging from 2.95% based on the five year US treasury zero-coupon yield curve.

The stock options were valued as follows:

(A) 10,000 shares at an exercise price of $20.00 per share -    $12.33

(B) 14,000 shares at an exercise price of $25.00 per share -     $11.61

(C) 16,000 shares at an exercise price of $35.00 per share -     $10.48

The total stock compensation related to the Option Shares amounted to $453,580 and is amortized over the service period of six months from the grant date and have been included in stock based compensation in the consolidated statement of loss.

MAXLIFE FUND CORP. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD FROM THE DATE OF INCEPTION (9 JANUARY 2006) TO 31 AUGUST 2008

(Expressed in United States Dollars)

9.   SUPPLEMENTAL CASH FLOW INFORMATION

During the year ended 31 August 2008 and 2007 and for the period from inception (9 January 2006) to 31 August 2007, there were no interest or taxes paid by the Company.

During the year ended 31 August 2008 there were unrealized losses on available-for-sale securities of $37,248 (2007 - $45,227).

On September 20, 2007, the Company issued 6,000 shares of common stock in exchange for services rendered by two individuals on the Board of Directors. For the year ended August 31, 2008, $34,200 of these services were rendered and included as stock based compensation.

On 21 April 2008 the Company executed stock option agreements with four directors of the Company in consideration for their appointment to the Board of Directors.  The total stock compensation related to the stock options amounted to $453,580 and are amortized over the service period of six months from the grant date. For the year ended August 31, 2008, the Company expensed $328,969 as stock based compensation related to the stock options.

10. INVESTMENT IN JOINT VENTURE

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

MAXLIFE FUND CORP. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD FROM THE DATE OF INCEPTION (9 JANUARY 2006) TO 31 AUGUST 2008

(Expressed in United States Dollars)

10. INVESTMENT IN JOINT VENTURE (Continued)

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

MAXLIFE FUND CORP. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD FROM THE DATE OF INCEPTION (9 JANUARY 2006) TO 31 AUGUST 2008

(Expressed in United States Dollars)

11. INCOME TAXES

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

The components of deferred income taxes have been determined at the combined Canadian federal and provincial statutory rate of 36.12% and US 15% statutory rate as follows:

	2008	2007

Deferred income tax asset:
Income tax losses available for carryforward	99,622	1,717
Unrealized loss on available-for-sale securities	25,573	25,573
Valuation allowance	(125,195)	(1,717)
Deferred income taxes	$-	$25,573

12. COMMITMENT AND CONTINGENT LIABILITY

The Company is contingently liable for the payment of the premiums due on the insurance policies as described in Note 4.  Although the individual beneficiary is responsible for these payments, if they are not paid when they fall due, the Company must pay these premiums on the insured's behalf within a 30 day grace period or the policy would lapse.  As of 31 August 2008 and 2007, the policies premiums were up to date and the policies were in good standing.

MAXLIFE FUND CORP. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD FROM THE DATE OF INCEPTION (9 JANUARY 2006) TO 31 AUGUST 2008

(Expressed in United States Dollars)

13. FINANCIAL INSTRUMENTS

Foreign Currency Risk

The Company is exposed to currency risks due to potential variation of the currencies in which it operates. Principal currencies include the United States dollar and Canadian dollar. We monitor our foreign currency exposure regularly to minimize our foreign currency risk exposure.

Concentrations of credit

SFAS No. 105, Disclosure of Information About Financial Instruments with Off-Balance-Sheet Risk and Financial Instrument with Concentration of Credit Risk, requires disclosure of any significant off-balance-sheet risk and credit risk concentration. The Company does not have significant off-balance-sheet risk or credit concentration. The Company maintains cash with major financial institutions. From time to time, the company may have funds on deposit with commercial banks that exceed federally insured limits. Management does not consider this to be a significant risk.

Liquidity Risk

The company is exposed to liquidity risk as its continued operations are dependent upon obtaining additional capital or maturing or trading of invested policies to satisfy its liabilities as they come due.

Predictive risk

Our investment return from a life settlement depends on the difference between the policy face amount and purchaser’s cost basis (consisting of the acquisition cost and premiums paid to maintain the policy) and the length of the holding period, and the demise of the insured. The anticipated life expectancy of an insured are estimated from standard medical and actuarial data based on the historical experiences of similarly situated persons. The data is based on averages involving mortality and morbidity statistics. The outcome of a single settlement may vary significantly from the statistical average. It is impossible to predict any one insured’s life expectancy exactly. To mitigate the risk that an insured will outlive his or her predicted life expectancy, we review all purchases of life settlement policies and the insured medical records and value the price of life settlements to yield competitive returns in line with our expected rate of return.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

At no time have there been any disagreements with such accountants regarding any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of August 31, 2008. Based on this evaluation, our principal executive officer and principal financial officer has concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of the Company is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act.  The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements in accordance with United State’s generally accepted accounting principles (US GAAP), including those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with US GAAP and that receipts and expenditures are being made only in accordance with authorizations of management and directors of the company, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Based on this assessment, Management concluded the Company maintained effective internal control over financial reporting as of August 31, 2008.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

Changes in internal controls

We have not made any significant changes to our internal controls subsequent to the Evaluation Date. We have not identified any significant deficiencies or material weaknesses or other factors that could significantly affect these controls, and therefore, no corrective action was taken.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Our directors and officers, as of December 15, 2008, are set forth below. The directors hold office for their respective term and until their successors are duly elected and qualified. Vacancies in the existing Board are filled by a majority vote of the remaining directors. The officers serve at the will of the Board of Directors.

Name	Age	Positions and Offices Held

Bennett Kurtz	47	President, Chief Executive Officer, Chief Financial Officer and Director
Dan Schmitt	41	Director
Randy Delkus	41	Director
Daniel E. Kahan	54	Director

Set forth below is a brief description of the background and business experience of our executive officers and directors for the past five years:

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

Mr. Kurtz graduated from York University in 1983 with a BA degree in Administrative Studies.

Mr. Dan Schmitt is co-founder and Chief Executive Officer of Anthony, Allan & Quinn, Inc. ETAL (“AAQ”) Inc.  This integrated family of businesses, offered clients a broad range of services and technological solutions, including electronic medical records, outsourced business services,  marketing and advertising initiatives.

Since its inception in 1993, AAQ grew from a single automotive marketing firm to a diversified holding company with combined revenues of over $100 million in 2003. By 1998, AAQ had become the 156th fastest growing company in the United States on Inc. Magazine’s Inc. 500 list. In 1997, recognizing a tremendous need and opportunity for the application of document processing solutions to the healthcare industry, Mr. Dan Schmitt and his two AAQ partners co-founded ABF, to serve insurance companies, Managed Care Organizations, HMO’s, and Third Party Administrators. ABF leveraged a combination of proprietary print, insert and Web-based technology to integrate directly with healthcare company claim systems. By 2003, ABF had become the 23rd fastest growing company on the Inc. 500 and #1 in Missouri. In July of 2003, ABF was sold to publicly-traded WebMD, for cash and stock of $260 million.

Mr. Schmitt was the leading force of AAQ and ABF business models and the architect of a methodology for creating new business initiatives. He has since combined his expertise in business development, administration, finance, and marketing, to create The Incubation Factory – a privately funded business incubator. In 2005, Mr. Schmitt opened the doors to “The Factory” in state of the art renovated 50,000 sq.ft. warehouse in downtown St. Louis. The Incubation Factory is dedicated to the mission of growing businesses faster, smarter, and cheaper than ever thought possible. Mr. Schmitt serves as the Chief Operating Officer of The Incubation Factory.

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

Mr. Delkus is currently the President of Anthony, Allan & Quinn (AAQ) and The Incubation Factory (TIF), a go-to market business incubator that works with start up companies, universities, individual entrepreneurs and private and public industry; 75% of its current portfolio has a life sciences and/or healthcare focus.

Prior to AAQ, Mr. Delkus served as Chief Executive Officer for one of St. Louis’ most premier healthcare institutions.

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

Committees and Meetings

The board of directors is currently composed of 4 people. All board action requires the approval of a majority of the directors in attendance at a meeting at which a quorum is present.

We currently do not have standing audit, nominating or compensation committees. Our entire board of directors handles the functions that would otherwise be handled by each of the committees. We intend, however, to establish an audit committee, a nominating committee and a compensation committee of the board of directors as soon as practicable. We envision that the audit committee will be primarily responsible for reviewing the services performed by our independent auditors, evaluating our accounting policies and our system of internal controls. The nominating committee would be primarily responsible for nominating directors and setting policies and procedures for the nomination of directors. The nominating committee would also be responsible for overseeing the creation and implementation of our corporate governance policies and procedures. The compensation committee will be primarily responsible for reviewing and approving our salary and benefit policies (including equity plans), including compensation of executive officers.

Upon the establishment of an audit committee, the board will determine whether any of the directors qualify as an audit committee financial expert.

Family Relationships

There are no family relationship among any of our officers or directors.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has been convicted in a criminal proceeding, excluding traffic violations or similar misdemeanors, or has been a party to any judicial or administrative proceeding during the past five years that resulted in a judgment, decree or final order enjoining the person from future violations of, or prohibiting activities subject to, federal or state securities laws, or a finding of any violation of federal or state securities laws, except for matters that were dismissed without sanction or settlement. Except as set forth in our discussion below in “Certain Relationships and Related Transactions,” none of our directors, director nominees or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

CERTAIN LEGAL PROCEEDINGS

No director, nominee for director, or executive officer has appeared as a party in any legal proceeding material to an evaluation of his ability or integrity during the past five years.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

We have not filed a Form 5 for the year ending August 31, 2008.

ITEM 11. EXECUTIVE COMPENSATION

The particulars of the compensation paid to the following persons:

(a)	our principal executive officer;
(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended August 31, 2008, 2007 and 2006; and
(c)
up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended August 31, 2008, 2007 and 2006, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE

		Annual Compensation				Long-Term Compensation
						Awards	Payouts
Name And Principal Position	Year	Salary	Bonus	Other Annual Compensation	Stock Award(s)	Options Awards	LTIP Payouts	All Other Compensation
		($)	($)	($)	($)	($)	($)	($)
Bennett Kurtz, Chief Executive Officer	2006	0	0	0	0	0	0	0
	2007	0	0	0	0	0	0	0
	2008	30,000 (1)	0	0	0	82,242 (2)	0	0

Mr. Dan Schmitt Director	2006	0	0	0	0	0	0	0
	2007	0	0	0	0	0	0	0
	2008	0	0	0	0	82,242 (2)	0	0

Mr. Randy Delkus Director	2006	0	0	0	0	0	0	0
	2007	0	0	0	0	0	0	0
	2008	0	0	0	17,100 (3)	82,242 (2)	0	0

Mr. Daniel E. Kahan Director	2006	0	0	0	0	0	0	0
	2007	0	0	0	0	0	0	0
	2008	0	0	0	17,100 (3)	82,242 (2)	0	0

(1)
In consideration of the services to be rendered hereunder, the Company hereby agrees to pay to Bennett Kurtz to serve as Chief Executive Officer of the Company for $10,000 per month from June 1, 2008 to December 31, 2008 and then $12,500 per month commencing January 1, 2009 until December 31, 2009. $30,000 was accrued as at August 31, 2008.

(2)
On April 21, 2008 the Company executed stock option agreements with four directors of the Company in consideration for their appointment to the Board of Directors.  Under the terms of these agreements the Company granted to each director an option to purchase a total of 10,000 shares of the company's common stock ("Option Shares") in the following manner: (A) 2,500 shares at an exercise price of $20.00 per share, (B) 3,500 shares at an exercise price of $25.00 per share and (C) 4,000 shares at an exercise price of $35.00 per share. The grantee shall have the option to purchase all of the Option Shares after six months of the grant date of October 22, 2008.  The options expire in five years from the grant date, on April 21, 2008.

(3)
On 20 September 2007, the Company issued 6,000 shares of common stock in exchange for services rendered by two individuals on the Board of Directors. The shares issued were valued at their fair market value of $5.70 which is the amount that would have been received if the shares had been issued for cash.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the number of shares of Common Stock beneficially owned on December 15, 2008, the Closing Date, by each person who is known by the Company to beneficially own 5% or more of the Company’s Common Stock, each of the Company’s directors and executive officers, and all of the Company’s directors and executive officers, as a group:

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class (1)

Common	574667 Ontario Limited (2) 32 Prue Avenue Toronto, ON M6B 1R4	4,600,000	15.18%

Common	Itamar Cohen 3100 Steeles Ave. W. PH Concord, ON L4K 3R1	12,900,000	46.13%
	All officers and directors as a group (1 person)	4,600,000	15.18%

(1)	Based on 30,303,168 shares of our common stock outstanding.
(2)	574667 Ontario Limited is controlled by Bennett Kurtz and there Mr. Kurtz is deemed as the beneficial owner of these shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the Company’s fiscal year ended August 31, 2008, we were billed approximately $30,000 (2007 – $9,000) for professional services rendered for the audit of our financial statements.

Audit-Related Fees

For the Company’s fiscal year ended August 31, 2008 and 2007 we did not incur any fees for services rendered for other audit related fees.

Tax Fees

For the Company’s fiscal year ended August 31, 2008 and 2007 we did not incur any fees for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

None.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before our auditor is engaged by us or our subsidiaries to render any auditing or permitted non-audit related service, the engagement be:

-approved by our audit committee; or

-entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular service, the audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee's responsibilities to management.

We do not have an audit committee. Our President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by our President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer either before or after the respective services were rendered.

PART IV

ITEM 15. EXHIBITS

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

Dated: December 15, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Bennett Kurtz	President, Chief Executive Officer,	December 15, 2008
Bennett Kurtz	Chief Financial Officer, Principal Accounting Officer, and Director