Form 10-Q
period 2008-11-30
MAXLIFE FUND CORP.
filed 2009-01-14
CIK 1379377

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______to______.

MAXLIFE FUND CORP.
(Exact name of registrant as specified in Charter)

Wyoming	333-138298
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employee Identification No.)

45 Sheppard Avenue East, Suite 900
North York, Ontario, Canada M2N 5W9
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
Yes  No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of January 14, 2009: 30,303,168 shares of common stock.

MAXLIFE FUND CORP.
FORM 10-Q
November 30, 2008
INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition
Item 3	Quantitative and Qualitative Disclosures About Market Risk
Item 4T.	Control and Procedures

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits and Reports on Form 8-K

SIGNATURE

Item 1. Financial Information

MAXLIFE FUND CORP. AND SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

30 NOVEMBER 2008

MAXLIFE FUND CORP. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

AS AT

(Expressed in United States Dollars)

	30 November 2008 (Unaudited)	31 August 2008 (Audited)
ASSETS
Current Assets
Cash	$381,514	$500,836
Available-for-sale securities, at fair value with cost of $89,816 (31 August 2008-$89,816)	1,702	2,313
Total Current Assets	383,216	503,149
Long Term Assets
Investment in life insurance policies	493,888	452,955
Investment in joint venture	1,250	1,250
Total Long Term Assets	495,138	454,205
Total Assets	$878,354	$957,354
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$30,055	$28,084
Management salary payable	60,000	30,000
Advances from stockholder	3,917	4,694
Total Current Liabilities	93,972	62,778
Total Liabilities	93,972	62,778
Stockholders' Equity
Preferred stock $25.00 par value; Authorized 100,000,000; Issued and outstanding 26,400 (31 August 2008 - 26,400); non-voting; dividends of $0.625 paid on a quarterly basis; non-convertible; redeemable at the option of the Company after two years	660,000	660,000
Common stock $.001 par value; Authorized 200,000,000; Issued and outstanding 30,303,168 (31 August 2008 - 30,303,168)	30,303	30,303
Additional paid-in capital	1,086,576	961,967
Additional paid in capital - warrants	244,158	244,158
Accumulated other comprehensive loss	(89,671)	(85,206)
Deficit accumulated during the development stage	(1,146,984)	(916,646)
Total Stockholders' Equity	784,382	894,576
Total Liabilities and Stockholders' Equity	$878,354	$957,354

The accompanying notes are an integral part of these financial statements.

MAXLIFE FUND CORP. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(Expressed in United States Dollars)

	For the Three Months Ended 30 November 2008	For the Three Months Ended 30 November 2007	For the Period from Inception (9 January 2006) to 30 November 2008
SALE OF POLICY	$-	$330,000	$330,000
COST OF POLICY SOLD	-	303,250	303,250
GROSS PROFIT	-	26,750	26,750

EXPENSES
Stock based compensation	124,610	-	487,780
Professional Fees	51,394	17,471	201,600
General and administrative	4,356	11,387	144,376
Management salaries	30,000	-	60,000
Loss on foreign exchange	4,085	3,639	6,669
Interest and bank charges	136	811	2,490
TOTAL OPERATING EXPENSES	214,581	33,308	902,915
LOSS FROM OPERATIONS	(214,581)	(6,558)	(876,165)
REALIZED GAIN ON SALE OF AVAILABLE-FOR-SALE SECURITIES	-		37,192
GOODWILL IMPAIRMENT LOSS	-	-	(35,269)
INTEREST INCOME	743	48	4,417
NET LOSS	$(213,838)	$(6,510)	$(869,825)
FOREIGN CURRENCY TRANSLATION ADJUSTMENT	1,453	7,336	(1,278)
UNREALIZED LOSS ON AVAILABLE-FOR-SALE SECURITIES, NET OF DEFERRED TAXES	(5,917)	(7,914)	(88,392)
COMPREHENSIVE LOSS	$(218,302)	(7,088)	(959,495)
LOSS PER WEIGHTED NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	$(0.01)	$0.00
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	30,303,168	30,301,783

The accompanying notes are an integral part of these financial statements.

MAXLIFE FUND CORP. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Expressed in United States Dollars)

	For the Three Months Ended 30 November 2008	For the Three Months Ended 30 November 2007	For the Period from Inception (9 January 2006) to 30 November 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(213,838)	$(6,510)	$(869,825)
Adjustments to reconcile net loss to net cash used in operating activities:
Goodwill impairment loss	-	-	35,269
Stock based compensation	124,610	-	453,580
Equity issued to acquire 1255450 Ontario Limited	-	-	5,000
Issuance of common stock for services	-	34,200	75,200
Changes in operating assets and liabilities:
Available-for-sale securities	(5,306)	11,522	(90,094)
Purchase of insurance policies and capitalized premiums	(40,933)	17,667	(800,861)
Proceeds on sale of policy	-	-	330,000
Prepaids	-	(34,200)	-
Accounts payable and accrued liabilities	1,968	(394,001)	25,089
Management salary payable	30,000	-	60,000
Deferred taxes	-	(4,475)	-
NET CASH USED IN OPERATING ACTIVITIES	(103,499)	(375,797)	(776,642)
CASH FLOWS FROM INVESTING ACTIVITIES
Capital contribution to joint venture	-	-	(1,250)
Acquisition of 1255450 Ontario Limited	-	-	(21,739)
NET CASH FLOWS USED IN INVESTING ACTIVITIES	-	-	(22,989)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of preferred stock	-	-	660,000
Advances to stockholder	(776)	(29,606)	(27,677)
Dividends paid	(16,500)	-	(33,000)
Financing fees	-	-	(8,000)
Issuance of common stock	-	-	591,100
NET CASH FLOWS (USED IN) PROVIDED BY FINANCING ACTIVITIES	(17,276)	(29,606)	1,182,423
EFFECT OF FOREIGN CURRENCY TRANSLATION	1,453	1,044	(1,278)
NET (DECREASE) INCREASE IN CASH	(119,322)	(404,359)	381,514
CASH, BEGINNING OF PERIOD	500,836	506,204	-
CASH, END OF PERIOD	$381,514	$101,845	$381,514

The accompanying notes are an integral part of these financial statements.

MAXLIFE FUND CORP. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD FROM THE DATE OF INCEPTION (9 JANUARY 2006) TO 30 NOVEMBER 2008

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

2.     BASIS OF PRESENTATION

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three month period ended 30 November 2008 are not necessarily indicative of the results that may be expected for the year ending 31 August 2009.  For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended 31 August 2008.

3.     INVESTMENT IN INSURANCE POLICIES

As at 30 November 2008 the Company holds four life insurance policies with carrying amounts of $493,888 and face amounts totaling $2,650,000.

4.     ADVANCES FROM STOCKHOLDER

The advances from the stockholder are non-interest bearing, unsecured and have no specific terms of repayment. The carrying value of the advances approximates the market value due to the short-term maturity of the financial instruments.

MAXLIFE FUND CORP. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD FROM THE DATE OF INCEPTION (9 JANUARY 2006) TO 30 NOVEMBER 2008

(Expressed in United States Dollars)

5.     PREFERRED STOCK

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

(B) 4,400 shares at an exercise price of $30.00 per share -$18.10, $17.39, $19.34, $19.32

(C) 4,400 shares at an exercise price of $35.00 per share - $17.35, $16.68, $18.58, $18.57

The total value of the warrants amounted to $244,158 (31 August 2008 - $244,158) and are included as an addition to additional paid-in capital - warrants.

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

MAXLIFE FUND CORP. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD FROM THE DATE OF INCEPTION (9 JANUARY 2006) TO 30 NOVEMBER 2008

(Expressed in United States Dollars)

6.     STOCK OPTIONS

On 21 April 2008 the Company executed stock option agreements with four directors of the Company in consideration for their appointment to the Board of Directors.  Under the terms of these agreements the Company granted to each director an option to purchase a total of 10,000 shares of the company's common stock ("Option Shares") in the following manner: (A) 2,500 shares at an exercise price of $20.00 per share, (B) 3,500 shares at an exercise price of $25.00 per share and (C) 4,000 shares at an exercise price of $35.00 per share. The grantee shall have the option to purchase all of the Option Shares after six months of the grant date - 22 October 2008.  The options expire in five years from the grant date, on 21 April 2008.

The stock options were valued using the Black Scholes option pricing model with the following input variables and assumptions: exercise prices of $20, $35 and $35 per share as noted above, stock price on the date of issuance of $18.48; calculated volatility amounted to 84.56%; calculated average term of maturity of five years; an estimated risk free rate ranging from 2.95% based on the five year US treasury zero coupon yield curve.

The stock options were valued as follows:

(A) 10,000 shares at an exercise price of $20.00 per share -$12.33

(B) 14,000 shares at an exercise price of $25.00 per share -$11.61

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

MAXLIFE FUND CORP. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD FROM THE DATE OF INCEPTION (9 JANUARY 2006) TO 30 NOVEMBER 2008

(Expressed in United States Dollars)

7.    SUPPLEMENTAL CASH FLOW INFORMATION

During the three months period ended 30 November 2008 and 2007 and for the period from inception (9 January 2006) to 30 November 2008, there were no interest or taxes paid by the Company.

On 21 April 2008 the Company executed stock option agreements with four directors of the Company in consideration for their appointment to the Board of Directors.  The total stock compensation related to the stock options amounted to $453,580 and are amortized over the service period of six months from the grant date. For the three months ended 30 November 2008 and 2007, the Company expensed $124,610 and $0, respectively as stock based compensation related to the stock options.

8.     INVESTMENT IN JOINT VENTURE

On 25 February 2008 the Company and Capital Growth Planning, Inc. (“CGP”), an El Cajon, California company, formed MaxLife-CGP Partners, LLC (the “Joint Venture”), an El Cajon, California company, to work together in sourcing, purchasing, and managing certain life settlement insurance policy assets for the Joint Venture.  It is the Company’s goal to deploy a portion of funds raised in a Preferred stock offering as a loan to the Joint Venture. CGP, through its executives and subsidiary Companies, will use its life settlement experience, contacts, and specialized products to source, purchase, and manage the life settlement policy assets for the Joint Venture.  The Company and CGP each have interests of 50% in the Joint Venture.  The Joint Venture has been concluded to be jointly controlled, and the Company can exercise significant influence.  Therefore, the investment in the Joint Venture is recorded by the equity method of accounting.  The Company has contributed $1,250 to the Joint Venture.

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

MAXLIFE FUND CORP. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD FROM THE DATE OF INCEPTION (9 JANUARY 2006) TO 30 NOVEMBER 2008

(Expressed in United States Dollars)

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

MAXLIFE FUND CORP. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD FROM THE DATE OF INCEPTION (9 JANUARY 2006) TO 30 NOVEMBER 2008

(Expressed in United States Dollars)

9.     FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of the Company's cash, accounts payable and accrued liabilities, management salary payable and advances from stockholder approximates fair value because of the short-term maturity of these instruments.

10.  COMMITMENT AND CONTINGENT LIABILITY

The Company is contingently liable for the payment of the premiums due on the insurance policies as described in Note 3.  Although the individual beneficiary is responsible for these payments, if they are not paid when they fall due, the Company must pay these premiums on the insured's behalf within a 30 day grace period or the policy would lapse.  As of 30 November 2008, the policies premiums were up to date and the policies were in good standing.

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

We will prepare advertisements and information material to disseminate to our network of brokers with the intention of ramping up purchases of policies. With funds obtained from banks and investment funds we will be in a position to purchase and administer policies and portfolios. We will also look to offer a product which gives investors the security they require and we will charge for our expertise and services of sourcing, buying and monitoring their investments.

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

Results of Operations

Comparative Analysis for the three months ended November 30, 2008 and November 30, 2007:

Revenue for the three months ended November 30, 2008 was $0 and $330,000 for the three-month period ended November 30, 2007.  Cost of policy sold for the three months ended November 30, 2008 was $0 and $303,250 for the three-month period ended November 30, 2007.  Gross Profit for the three months ended November 30, 2008 was $0 and $26,750 for the three-month period ended November 30, 2007.  The revenues and related cost of policy sold and gross profit resulted from the sale of an insurance policy during the first quarter of 2008.

General and administrative expenses for the three months ended November 30, 2008 were $4,356 and $11,387 for the three-month period ended November 30, 2007.  The decrease during the three months ended November 30, 2008 was primarily attributable to decreases in payments for printing and advertising, travel, administrative office expenses and directors and officers insurance incurred in the business operations.

Professional fees for the three months ended November 30, 2008 were $51,394 and $17,471for the three months ended November 30, 2007.  These fees are attributable to legal, accounting, consulting (including IT services for contacts) and auditing services. The increase in professional fees were attributable to the increase in accounting, valuation and disclosure requirements of equity instruments including stock options, stock warrants, a preferred stock issuances and IT consulting services during the three months ended November 30, 2008.

Capital Resources and Liquidity

At November 30, 2008, we had working capital of $289,244. It is the intent of management and significant stockholders, if necessary, to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity.  However, there is no legal obligation for either management or significant stockholders to provide additional future funding. Should this pledge fail to provide financing, we have not identified any alternative sources.

On November 30, 2008, the Company paid dividends of $0.625 per share on its 26,400 issued and outstanding preferred stock totaling $16,500.  The preferred stock entitles the holders to receive a dividend equal to $0.625 per share to be paid on a quarterly basis. Payment of dividends on common shares in the future will depend upon our earnings, capital requirements, and other factors, which our Board of Directors may deem relevant.

Cash flows from operating activities

Cash flows used in operating activities for the three months ended November 30, 2008 were $103,499 and $375,797 for the three months ended November 30, 2007.  The decrease in cash flows used in operating activities was due to the payment of investment in life insurance policies purchased during the three months ended 30 November 2007.

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

Our significant accounting policies are summarized in Note 3 of our financial statements filed with our 10K report on December 15, 2008. While all these significant accounting policies impact its financial condition and results of operations, MaxLife views certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on MaxLife’s consolidated financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates.

Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

The Company believes that the following discussion addresses the Company’s most critical accounting policies, which are those that are most important to the portrayal of the Company’s financial condition and results of operations and require management’s most difficult, subjective and complex judgments.

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

The implied fair value of the reporting unit was compared with its carrying amount; and management has determined that the implied fair value of goodwill is $0 as at 31 August 2008 and as a result an impairment loss of $35,269 has been recognized in the statement of loss and comprehensive loss for the year ended 31 August 2008.

The Company cannot predict the occurrence of certain future events that might adversely affect the reported value of goodwill that totaled $0 at August 31, 2008. Such events include, but are not limited to, strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on the Company’s customer base, or a material negative change in its relationships with significant customers.

Stock Based Compensation

In December 2004, the Financial Accounting Standard Board ("FASB") issued SFAS No. 123R, Share-Based Payment ("SFAS No. 123R). SFAS No. 123R establishes standards for the accounting for transaction in which an entity exchanges its equity instruments for goods for services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in shared-based payment transactions. SFAS No. 123R requires that the compensation cost relating to share-based payment transactions be recognized in the consolidated financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued.

The warrants and stock options are valued using the Black-Scholes option pricing model using the following input variables and assumptions: exercise prices per share as noted above, stock price on the date of issuances; calculated volatility; calculated average term of maturity of five years; an estimated risk free rate based on the US treasury zero-coupon yield curve. The assumptions used by the Company in determining its stock based compensation may differ materially from actual results due to changing market and economic conditions, higher or lower calculated volatility rates or risk free rate of return. While the Company believes that the assumptions used are appropriate, differences in actual experience or changes in assumptions may materially affect the Company’s financial position or results of operations.

We cannot predict what future laws and regulations might be passed that could have a material effect on our results of operations. We assess the impact of significant changes in laws and regulations on a regular basis and update the assumptions and estimates used to prepare our financial statements when we deem it necessary.

We have not made any material changes to our critical accounting estimates or assumptions or the judgments affecting the application of those estimates or assumptions. We discuss our significant accounting policies, including those policies that are not critical, in Note 3 of our 10K Consolidated Financial Statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to certain market risks, including changes in interest rates and currency exchange rates.  The Company does not undertake any specific actions to limit those exposures.

Item 4T.  Controls and Procedures

a)   Evaluation of Disclosure Controls. Bennett Kurtz, our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of our first fiscal quarter 2009 pursuant to Rule 13a-15(b) of the Securities and Exchange Act. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure. Based on her evaluation, Mr. Kurtz concluded that our disclosure controls and procedures were effective as of November 30, 2008.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions

(b)   Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our management team will continue to evaluate our internal control over financial reporting in 2009 as we implement our Sarbanes Oxley Act testing.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

Currently we are not aware of any litigation pending or threatened by or against the Company.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.   Defaults Upon Senior Securities.

None.

Item 4.   Submission of Matters to a Vote of Security Holders.

None.

Item 5.   Other Information.

None

Item 6.   Exhibits and Reports of Form 8-K.

(a)           Exhibits

                31.1 Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002

                32.1 Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002

(b)           Reports of Form 8-K

                None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

MAXLIFE FUND CORP.
Registrant

Date: January 14, 2009	By: /s/ Bennett Kurtz
Bennett Kurtz
President, Chief Executive Officer and
Chief Financial Officer (Principal Accounting Officer)