Form 10-Q
period 2009-02-28
MAXLIFE FUND CORP.
filed 2009-04-14
CIK 1379377

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______to______.

MAXLIFE FUND CORP.
 (Exact name of registrant as specified in Charter

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

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒
State the number of shares outstanding of each of the issuer’s classes of common equity, as of April 14, 2009: 30,303,16 shares of common stock.

MAXLIFE FUND CORP.

FORM 10-Q

February 28, 2009

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements	1
Item 2.	Management’s Discussion and Analysis of Financial Condition	10
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13
Item 4T	Control and Procedures	13

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings	14
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14
Item 3.	Defaults Upon Senior Securities	14
Item 4.	Submission of Matters to a Vote of Security Holders	14
Item 5.	Other Information	14
Item 6.	Exhibits and Reports on Form 8-K	14

SIGNATURE

Item 1. Financial Statements

MAXLIFE FUND CORP. AND SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

28 FEBRUARY 2009

MAXLIFE FUND CORP. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

AS AT

(Expressed in United States Dollars)

	28 February 2009 (Unaudited)	31 August 2008 (Audited)
ASSETS
Current Assets
Cash	$232,100	$500,836
Available-for-sale securities, at fair value (cost - $89,816 at 28 February 2009 and 31 August 2008)	400	2,313
Total Current Assets	232,500	503,149
Long Term Assets
Investment in life insurance policies	503,897	452,955
Investment in joint venture	1,250	1,250
Total Long Term Assets	505,147	454,205
Total Assets	$737,647	$957,354
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$29,312	$28,084
Management salary payable	75,000	30,000
Advances from stockholder	3,931	4,694
Total Liabilities	108,243	62,778
Stockholders' Equity
Preferred Stock $25.00 par value; Authorized 100,000,000; Issued and outstanding 26,400 (31 August 2008 - 26,400); non-voting; dividends of $0.625 paid on quarterly basis; non-convertible; redeemable at the option of the Company after two years	660,000	660,000
Capital stock $.001 par value; Authorized 200,000,000; Issued and outstanding 30,303,168 (31 August 2008 - 30,303,168)	30,303	30,303
Additional paid in capital	1,086,576	961,967
Additional paid in capital - warrants	244,158	244,158
Accumulated other comprehensive loss	(108,582)	(85,206)
Deficit accumulated during the development stage	(1,283,051)	(916,646)
Total Stockholders' Equity	629,404	894,576
Total Liabilities and Stockholders' Equity	$737,647	$957,354

The accompanying notes are an integral part to these financial statements.

MAXLIFE FUND CORP. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(Expressed in United States Dollars)

	For the Three Months Ended 28 February 2009	For the Three Months Ended 29 February 2008	For The Period From Inception (9 January 2006) to 28 February 2009

SALE OF POLICY	$-	$-	$330,000
COST OF POLICY SOLD	-	-	303,250
GROSS PROFIT	-	-	26,750
EXPENSES
Professional fees	52,305	14,454	253,905
General and administrative	48,772	6,703	193,148
Management salaries	36,502	-	96,502
Interest and bank charges	84	312	2,574
Stock based compensation	-	14,250	487,780
(Gain) loss on foreign exchange	(17,667)	1,229	(10,998)
TOTAL OPERATING EXPENSES	119,996	36,948	1,022,911
LOSS FROM OPERATIONS	(119,996)	(36,948)	(996,161)
REALIZED GAIN ON SALE OF AVAILABLE-FOR-SALE SECURITIES	-	-	37,192
GOODWILL IMPAIRMENT LOSS	-	-	(35,269)
INTEREST INCOME	428	1,706	4,845
NET LOSS	$(119,568)	$(35,242)	$(989,393)
FOREIGN CURRENCY TRANSLATION ADJUSTMENT	(17,610)	1,023	(18,889)
UNREALIZED LOSS ON AVAILABLE-FOR-SALE SECURITIES, NET OF DEFERRED TAXES	(1,302)	(766)	(89,695)
COMPREHENSIVE LOSS	$(138,480)	$(34,985)	$(1,098,058)
LOSS PER WEIGHTED NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	$0.00	0.00
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	30,303,168	30,127,100

The accompanying notes are an integral part to these financial statements.

MAXLIFE FUND CORP. AND SUBSIDIARY

(A Development Stage Company)

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Six Months Ended 28 February 2009	For the Six Months Ended 29 February 2008
SALE OF POLICY	$-	$330,000
COST OF POLICY SOLD	-	303,250
GROSS PROFIT	-	26,750
EXPENSES
Stock based compensation	124,610	14,250
Professional fees	103,698	31,925
Management salaries	66,502	-
General and administrative	53,128	18,090
Interest and bank charges	220	312
(Gain) Loss on foreign exchange	(13,582)	4,868
TOTAL OPERATING EXPENSES	334,576	69,445
LOSS FROM OPERATIONS	(334,576)	(42,695)
INTEREST INCOME	1,171	943
NET LOSS	$(333,405)	$(41,752)
FOREIGN CURRENCY TRANSLATION ADJUSTMENT	(16,156)	9,466
UNREALIZED LOSS ON AVAILABLE-FOR-SALE SECURITIES, NET OF DEFERRED TAXES	$(7,220)	$(8,680)
COMPREHENSIVE LOSS	(356,781)	(40,966)
LOSS PER WEIGHTED NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	(0.01)	0.00
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	30,303,168	30,127,100

The accompanying notes are an integral part to these financial statements.

MAXLIFE FUND CORP. AND SUBSIDIARY

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended 28 February 2009	Six Months Ended 29 February 2008	For The Period From Inception to 28 February 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(333,405)	$(41,752)	$(989,393)
Adjustment to reconcile net loss to net cash provided by operating activities:
Goodwill impairment loss	-	-	35,269
Stock based compensation	124,609	14,250	453,579
Unrealized loss on available-for-sale securities	(7,220)	-	(89,695)
Equity issued to acquire 1255450 Ontario Limited	-	-	5,000
Issuance of common stock for services	-	-	75,200
Changes in operating assets and liabilities:
Available-for-sale securities	1,913	13,212	(400)
Purchase of insurance policies and capitalized premiums	(50,942)	219	(810,870)
Proceeds on sale of policy	-	-	330,000
Accounts payable and accrued liabilities	1,228	(403,451)	24,349
Management salary payable	45,000	-	75,000
Deferred taxes	-	(4,908)	-
NET CASH USED IN OPERATING ACTIVITIES	(218,817)	(422,430)	(891,961)
CASH FLOWS FROM INVESTING ACTIVITIES
Capital Contribution to joint venture	-	(1,250)	(1,250)
Acquisition of 1255450 ontario limited	-	-	(21,739)
NET CASH USED IN INVESTING ACTIVITIES	-	(1,250)	(22,989)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of preferred stock	-	-	660,000
Advances to stockholder	(763)	(30,006)	(27,663)
Financing fees	-	-	(8,000)
Issuance of common stock, net of deferred financing fees	-	-	591,100
Dividends paid	(33,000)	-	(49,500)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(33,763)	(30,006)	1,165,937
EFFECT OF FOREIGN CURRENCY TRANSLATION	(16,156)	786	(18,887)
NET (DECREASE) INCREASE IN CASH	(268,736)	(452,900)	232,100
CASH, BEGINNING OF PERIOD	500,836	506,204	-
CASH, END OF PERIOD	$232,100	$53,304	$232,100

The accompanying notes are an integral part to these financial statements.

1. NATURE OF OPERATIONS

MaxLife Fund Corp, Inc. (the "Company") was incorporated on 9 January 2006 under the laws of the State of Wyoming. The Company is engaged in financial services, where they seek, acquire, fund and manage the life insurance policies of individuals.  The Company either holds these policies until maturity or markets the policies for sale at an earlier date.

2. BASIS OF PRESENTATION

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three month period ended 28 February 2009 are not necessarily indicative of the results that may be expected for the year ending 31 August 2009.  For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended 31 August 2008.

3. INVESTMENT IN LIFE INSURANCE POLICIES

As at 28 February 2009 the Company holds four life insurance policies with carrying amounts of $503,897 and face amounts totaling $2,650,000.

4. ADVANCES FROM STOCKHOLDER

The advances from the stockholder are non interest bearing, unsecured and are due on demand.  The carrying value of the advances approximates the market value due to the short term maturity of the financial instruments.

5. PREFERRED STOCK

On 18 March 2008, the Company filed articles of amendment to amend the par value of its preferred stock from $.001 to $25.00 per share.  The preferred stock have the following rights attached to them: non voting, entitle the holders to receive a dividend equal to $0.625 per share to be paid on a quarterly basis; not convertible into shares of the Company's common stock; provided all dividends have been paid to the shareholders, the preferred stock is redeemable by the Company after two years; in the event of any liquidation, dissolution or winding up of the Company, holders of the preferred stock shall have the same liquidation rights as the holders of the Company's common stock, whereby there are no redemption provisions.

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

One third (1/3) or 200 warrants per Unit shall be exercisable into common stock at $30.00 per share;

One third (1/3) or 200 warrants per Unit shall be exercisable into common stock at $35.00 per share.

The warrants were issued on various dated throughout the year and valued as follows:

(A) 4,400 shares at an exercise price of $25.00 per share     $18.94, $18.19, $20.19, $20.16

(B) 4,400 shares at an exercise price of $30.00 per share      $18.10, $17.39, $19.34, $19.32

(C) 4,400 shares at an exercise price of $35.00 per share      $17.35, $16.68, $18.58, $18.57

The total value of the warrants amounted to $244,158 (31 August 2008 - $244,158) and are included as an addition to additional paid in capital - warrants.

The warrants were valued using the Black Scholes option pricing model with the following input variables and assumptions: exercise prices of $25, $30 and $35 per share as noted above, stock price on the date of issuances of  $27.60, $26.30, $28.65, and $28.49 respectively; calculated volatility amounted to 84.56%; calculated average term of maturity of five years; an estimated risk free rate ranging from 2.95% to 3.68% based on the five year US treasury zero coupon yield curve.

6. STOCK OPTIONS

On 21 April 2008 the Company executed stock option agreements with four directors of the Company in consideration for their appointment to the Board of Directors.  Under the terms of these agreements the Company granted to each director an option to purchase a total of 10,000 shares of the company's common stock ("Option Shares") in the following manner: (A) 2,500 shares at an exercise price of $20.00 per share, (B) 3,500 shares at an exercise price of $25.00 per share and (C) 4,000 shares at an exercise price of $35.00 per share. The grantee shall have the option to purchase all of the Option Shares after six months of the grant date   22 October 2008.  The options expire in five years from the grant date, on 21 April 2008.

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

The stock options were valued as follows:

(A) 10,000 shares at an exercise price of $20.00 per share        $12.33

(B) 14,000 shares at an exercise price of $25.00 per share         $11.61

(C) 16,000 shares at an exercise price of $35.00 per share         $10.48

The total stock compensation related to the Option Shares amounted to $453,580 and is amortized over the service period of six months from the grant date and have been included in stock based compensation in the consolidated statement of loss.

7. SUPPLEMENTAL CASH FLOW INFORMATION

During the three months period ended 28 February 2009 and 29 February 2008 and for the period from inception (9 January 2006) to 28 February 2009, there were no interest or taxes paid by the Company.

On 21 April 2008 the Company executed stock option agreements with four directors of the Company in consideration for their appointment to the Board of Directors.  The total stock compensation related to the stock options amounted to $453,580 and are amortized over the service period of six months from the grant date.

8. INVESTMENT IN JOINT VENTURE

On 25 February 2008 the Company and Capital Growth Planning, Inc. (“CGP”), an El Cajon, California company, formed MaxLife CGP Partners, LLC (the “Joint Venture”), an El Cajon, California company, to work together in sourcing, purchasing, and managing certain life settlement insurance policy assets for the Joint Venture.  It is the Company’s goal to deploy a portion of funds raised in a Preferred stock offering as a loan to the Joint Venture. CGP, through its executives and subsidiary Companies, will use its life settlement experience, contacts, and specialized products to source, purchase, and manage the life settlement policy assets for the Joint Venture.  The Company and CGP each have interests of 50% in the Joint Venture.  The Joint Venture has been concluded to be jointly controlled, and the Company can exercise significant influence.  Therefore, the investment in the Joint Venture is recorded by the equity method of accounting.  The Company has contributed $1,250 to the Joint Venture.

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

Milestone

Net Profit Earned in the Joint Venture MaxLife Options Granted

$1,000,000                                             100,000 at $15

$5,000,000                                             150,000 at $20

$10,000,000                                            200,000 at $25

$15,000,000                                            250,000 at $30

$20,000,000                                            300,000 at $35

$25,000,000                                            350,000 at $40

As required under the Joint Venture agreement CGP granted Options (“CGP Options”) to the Company based on the achievement of earnings targets based on net profit earned in the Joint Venture.  CGP Options will be issued with a three year term to purchase CGP’s Series B Non voting Common Stock at the price per share listed below:

Milestone

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

9. FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of the Company's cash, accounts payable and accrued liabilities, management salary payable and advances from stockholder approximates fair value because of the short term maturity of these instruments.

10. COMMITMENT AND CONTINGENT LIABILITY

The Company is contingently liable for the payment of the premiums due on the insurance policies as described in Note 3.  Although the individual beneficiary is responsible for these payments, if they are not paid when they fall due, the Company must pay these premiums on the insured's behalf within a 30 day grace period or the policy would lapse.  As of 28 February 2009, the policies premiums were up to date and the policies were in good standing.

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

Results of Operations

Comparative Analysis for the six months ended February 28, 2009 and February 29, 2008:

Revenue for the six months ended February 28, 2009 was $0 and $330,000 for the six-months period ended February 29, 2008.  Cost of policy sold for the six months ended February 28, 2009 was $0 and $303,250 for the six-months period ended February 29, 2008.  Gross Profit for the six months ended February 28, 2009 was $0 and $26,750 for the six-months period ended February 29, 2008.

General and administrative expenses for the six months ended February 28, 2009 were $53,128 and $18,090 for the six-months period ended February 29, 2008.  The increase during the six months ended February 28, 2009 was primarily attributable to increases in payments for printing and advertising, travel, administrative office expenses and directors and officers insurance incurred in the business operations.

Professional fees for the six months ended February 28, 2009 were $103,698 and $31,925 for the six months ended February 29, 2008.  These fees are attributable to legal, accounting, tax, consulting (including IT services for contacts) and auditing services. The increase in professional fees were attributable to the increase in accounting, tax, valuation and disclosure requirements of equity instruments including stock options, stock warrants, a preferred stock issuances, tax advisory,  and IT consulting services during the six months ended February 28, 2009.  These activities also resulted in An increase in management salaries.

Management salaries expense for the six months ended February 28, 2009 were $66,502 and $0 for the six-months period ended February 29, 2008.

Capital Resources and Liquidity

At February 28, 2009, we had working capital of $124,257. It is the intent of management and significant stockholders, if necessary, to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity.  However, there is no legal obligation for either management or significant stockholders to provide additional future funding. Should this pledge fail to provide financing, we have not identified any alternative sources.

On February 28, 2009, the Company paid dividends of $0.625 per share on its 26,400 issued and outstanding preferred stock totaling $16,500.  The preferred stock entitles the holders to receive a dividend equal to $0.625 per share to be paid on a quarterly basis. Payment of dividends on common shares in the future will depend upon our earnings, capital requirements, and other factors, which our Board of Directors may deem relevant.

Cash flows from operating activities

Cash flows used in operating activities for the six months ended February 28, 2009 were $218,817 and $422,430 for the six months ended February 29, 2008.  The decrease in cash flows used in operating activities was due to reductions in the payment of investment in life insurance policies purchased during the three months ended 28 February 2008.

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

In order to determine if write down of goodwill was necessary, management utilized a two step process: (i) they compared the implied fair value of the reporting unit, 1254450, with its carrying amount of $35,269 and (ii) the estimated fair value of the reporting unit was performed using a valuation technique based on multiples of earnings.

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

Off-Balance Sheet Arrangements

We do not have any outstanding derivative financial instruments, off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. We do not engage in trading activities involving non-exchange traded contracts.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to certain market risks, including changes in interest rates and currency exchange rates.  The Company does not undertake any specific actions to limit those exposures.

Item 4T.  Controls and Procedures

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of  February 28, 2009. Based on this evaluation, our principal executive officer and principal financial officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Based on this assessment, Management concluded the Company maintained effective internal control over financial reporting as of February 28, 2009.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

This quarterly report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

Changes in internal controls

We have not made any changes to our internal controls subsequent to the Evaluation Date. We have not identified any deficiencies or material weaknesses or other factors that could significantly affect these controls, and therefore, no corrective action was taken.

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

None.

Item 5.   Other Information.

None

Item 6.   Exhibits and Reports of Form 8-K.

(a)           Exhibits

                31.1 Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002

                32.1 Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes Oxley Act of 2002

(b)          Reports of Form 8-K

               On January 9, 2009 the Company filed a Form-8k based on a resignation of its Board of Directors.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date

/s/ Bennett Kurtz	President, Chief Executive Officer and Chief Financial Officer, (Principal Accounting Officer )	April 14, 2009