Form 10-Q
period 2009-05-31
MAXLIFE FUND CORP.
filed 2009-07-17
CIK 1379377

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2009

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
Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☒

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of July 16, 2009: 30,303,168 shares of common stock.

MAXLIFE FUND CORP.

FORM 10-Q

May 31, 2009

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4T	Control and Procedures

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits and Reports on Form 8-K

SIGNATURE

Item 1. Financial Statements

MAXLIFE FUND CORP. AND SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS
Unaudited - See Review Engagement Report

31 MAY 2009

MAXLIFE FUND CORP. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

AS AT

(Expressed in United States Dollars)

	31 May 2009 (Unaudited)	31 August 2008 (Audited)
ASSETS
Current Assets
Cash	$111,006	$500,836
Available-for-sale securities, at fair value, cost - $89,816 (31 August 2008 - $89,816)	144	2,313
Total Current Assets	111,150	503,149
Long Term Assets
Investment in life insurance policies	518,597	452,955
Investment in joint venture	-	1,250
Total Long Term Assets	518,597	454,205
Total Assets	$629,747	$957,354
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$28,443	$28,084
Management salary payable	112,500	30,000
Advances from shareholder	3,814	4,694
Total Liabilities	144,757	62,778
Stockholders' Equity
Preferred Stock $25.00 par value; Authorized 100,000,000; Issued and outstanding 26,400 (31 August 2008 - 26,400); non-voting; dividends of $0.625 paid on quarterly basis; non-convertible; redeemable at the option of the Company after two years.	660,000	660,000
Common Stock $.001 par value; Authorized 200,000,000; Issued and outstanding 30,303,168 (31 August 2008 - 30,303,168)	30,303	30,303
Additional paid-in capital	1,086,576	961,967
Additional paid in capital - warrants	244,158	244,158
Accumulated other comprehensive loss	(106,390)	(85,206)
Deficit accumulated during the development stage	(1,429,657)	(916,646)
Total Stockholders' Equity	484,990	894,576
Total Liabilities and Stockholders' Equity	$629,747	$957,354

MAXLIFE FUND CORP. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(Expressed in United States Dollars)

	For the Three Months Ended 31 May 2009	For the Three Months Ended 31 May 2008	For The Period From Inception (9 January 2006) to 31 May 2009

SALE OF POLICY	$-	$-	$330,000
COST OF POLICY SOLD	-	-	303,250
GROSS PROFIT	-	-	26,750
EXPENSES
Professional fees	57,405	37,611	311,310
Management salaries	37,500	-	134,002
General and administrative	34,097	71,944	227,245
Interest and bank charges	270	566	2,844
Stock based compensation	-	108,238	487,780
Loss (Gain) on foreign exchange	-	21	(10,999)
TOTAL OPERATING EXPENSES	129,272	218,380	1,152,182
LOSS FROM OPERATIONS	(129,272)	(218,380)	(1,125,432)
REALIZED GAIN ON SALE OF AVAILABLE-FOR-SALE SECURITIES	-	-	37,192
LOSS ON INVESTMENT IN JOINT VENTURE	(1,250)	-	(1,250)
GOODWILL IMPAIRMENT LOSS	-	-	(35,269)
INTEREST INCOME	416	1,524	5,261
NET LOSS	$(130,106)	$(216,856)	$(1,119,498)
FOREIGN CURRENCY TRANSLATION ADJUSTMENT	(2,448)	(863)	(16,440)
UNREALIZED LOSS ON AVAILABLE-FOR-SALE SECURITIES, NET OF DEFERRED TAXES	(255)	(1,901)	(89,950)
COMPREHENSIVE LOSS	$(132,809)	$(219,620)	$(1,225,888)
LOSS PER WEIGHTED NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	$0.00	(0.01)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	30,303,168	30,127,000

MAXLIFE FUND CORP. AND SUBSIDIARY

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Nine Months Ended 31 May 2009	For the Nine Months Ended 31 May 2008
SALE OF POLICY	-	330,000
COST OF PRODUCTS SOLD	-	303,250
GROSS PROFIT	-	26,750
EXPENSES
Management salaries	104,002	-
Interest and bank charges	490	878
General and administrative	87,225	90,034
Professional fees	161,103	69,536
Stock based compensation	124,610	122,488
(Gain) Loss on foreign exchange	(13,582)	4,889
TOTAL OPERATING EXPENSES	463,848	287,825
LOSS FROM OPERATIONS	(463,848)	(261,075)
LOSS ON INVESTMENT IN JOINT VENTURE	(1,250)	-
INTEREST INCOME	1,587	2,467
NET LOSS	$(463,511)	$(258,608)
FOREIGN CURRENCY TRANSLATION ADJUSTMENT	(13,708)	8,603
UNREALIZED LOSS ON AVAILABLE-FOR-SALE SECURITIES, NET OF DEFERRED TAXES	(7,475)	(10,581)
COMPREHENSIVE LOSS	(484,694)	(260,586)
LOSS PER WEIGHTED NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	(0.02)	(0.01)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	30,303,168	30,127,000

MAXLIFE FUND CORP. AND SUBSIDIARY

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

	NineMonths Ended 31 May 2009	Nine Months Ended 31 May 2008	For The Period From Inception to 31 May 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(463,511)	$(258,608)	$(1,119,498)
Adjustment to reconcile net loss to net cash provided by operating activities:
Goodwill impairment loss	-	-	35,269
Stock based compensation	124,610	122,488	453,580
Unrealized loss on available-for-sale securities	(7,475)	-	(89,950)
Equity issued to acquire 1254450 Ontario Limited	-	-	5,000
Issuance of common stock for services	-	-	75,200
Changes in operating assets and liabilities:
Available-for-sale securities	2,169	16,305	(144)
Purchase of insurance policies and capitalized premiums	(65,642)	(25,540)	(825,570)
Proceeds on sale of policy	-	-	330,000
Accounts payable and accrued liabilities	358	(307,728)	23,478
Management salary payable	82,500	-	112,500
Loss on investment in joint venture	1,250	-	1,250
Deferred taxes	-	(5,983)	-
NET CASH USED IN OPERATING ACTIVITIES	(325,741)	(459,066)	(998,885)
CASH FLOWS FROM INVESTING ACTIVITIES
Capital Contribution to joint venture	-	(1,250)	(1,250)
Acquisition of 1254450 Ontario Limited	-	-	(21,739)
NET CASH USED IN INVESTING ACTIVITIES	-	(1,250)	(22,989)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of preferred stock	-	180,000	660,000
Advances to shareholder	(880)	(30,006)	(27,780)
Financing fees	-	(8,000)	(8,000)
Issuance of common stock, net of deferred financing fees	-	-	591,100
Dividends paid	(49,500)	-	(66,000)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(50,380)	141,994	1,149,320
EFFECT OF FOREIGN CURRENCY TRANSLATION	(13,709)	(1,978)	(16,440)
NET (DECREASE) INCREASE IN CASH	(389,830)	(320,300)	111,006
CASH, BEGINNING OF PERIOD	500,836	506,204	-
CASH, END OF PERIOD	$111,006	$185,904	$111,006

1.NATURE OF OPERATIONS

MaxLife Fund Corp, Inc. (the "Company") was incorporated on 9 January 2006 under the laws of the State of Wyoming. The Company is engaged in financial services, where they seek, acquire, fund and manage the life insurance policies of individuals.  The Company either holds these policies until maturity or markets the policies for sale at an earlier date.

2.BASIS OF PRESENTATION

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10 Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three month period ended 31 May 2009 are not necessarily indicative of the results that may be expected for the year ending 31 August 2009.  For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended 31 August 2008.

3.RECENT ACCOUNTING PRONOUNCEMENTS

In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”).  SFAS No. 161 expands the disclosure requirements in SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities about an entity’s derivative instruments and hedging activities.  Adopted on March 1, 2009, we currently have no derivatives and hedging activities and so the adoption of SFAS No. 161 had no impact on our financial condition, results of operations or cash flows.

In April 2009, FASB issued FSP No. 107-1/APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. Entities shall include disclosures about the fair value of financial instruments whenever it issues summarized financial information for interim reporting periods.  Entities shall disclose in the body or in the accompanying notes of its summarized financial information the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position, as required by Statement 107.  Effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009, this FSP was adopted and had no impact on our financial condition, results of operations or cash flows.

In April 2009, FASB issued FSP No. 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments.  This FSP amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of the other-than-temporary impairments on debt and equity securities in the financial statements.  The FSP is effective for interim and annual reporting periods ending after June 15, 2009.  The Company is currently analyzing the impact this FSP will have on its financial statements.

In May 2009, the FASB issued Statement No. 165, Subsequent Events (“SFAS 165”).  SFAS 165 requires entities to disclose the date through which they have evaluated subsequent events and whether the date corresponds with the release of their financial statements.  Effective for interim and annual periods ending after June 15, 2009, SFAS 165 will become effective in the next reporting quarter.  SFAS 165 should not have an impact on our financial condition, results of operations or cash flows.

In June 2009, the FASB issued Statement No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“SFAS 168”).  SFAS 168 will become the single source of authoritative nongovernmental U.S. generally accepted accounting principles (“GAAP”), superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”), and related accounting literature.  SFAS 168 reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure.  Also included is relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections.  SFAS 168 will be effective for financial statements issued for reporting periods that end after September 15, 2009.  This will have an impact on the Company’s financial statements since all future references to authoritative accounting literature will be references in accordance with SFAS 168.

4.INVESTMENT IN INSURANCE POLICIES

As at 31 May 2009 the Company holds four life insurance policies with carrying amounts of $518,597 and face amounts totaling $2,650,000.

5.ADVANCES FROM STOCKHOLDER

The advances from the stockholder are non interest bearing, unsecured and have no specific terms of repayment.  The carrying value of the advances approximates the market value due to the short term maturity of the financial instruments.

6.PREFERRED STOCK

On 18 March 2008, the Company filed articles of amendment to amend the par value of its preferred stock from $.001 to $25.00 per share.  The preferred stock have the following rights attached to them: nonvoting, entitle the holders to receive a dividend equal to $0.625 per share to be paid on a quarterly basis; not convertible into shares of the Company's common stock; provided all dividends have been paid to the shareholders, the preferred stock is redeemable by the Company after two years; in the event of any liquidation, dissolution or winding up of the Company, holders of the preferred stock shall have the same liquidation rights as the holders of the Company's common stock, whereby there are no redemption provisions.

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

One third (1/3) or 200 warrants per Unit shall be exercisable into common stock at $30.00 per share;

One third (1/3) or 200 warrants per Unit shall be exercisable into common stock at $35.00 per share.

The warrants were issued on various dated throughout the year and valued as follows:

(A) 4,400 shares at an exercise price of $25.00 per share  $18.94, $18.19, $20.19, $20.16

(B) 4,400 shares at an exercise price of $30.00 per share  $18.10,$17.39, $19.34, $19.32

(C) 4,400 shares at an exercise price of $35.00 per share   $17.35, $16.68, $18.58, $18.57

The total value of the warrants amounted to $244,158 (31 August 2008   $244,158) and are included as an addition to additional paid in capital   warrants.

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

7.STOCK OPTIONS

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

8.SUPPLEMENTAL CASH FLOW INFORMATION

During the three months period ended 31 May 2009 and 31 May 2008 and for the period from inception (9 January 2006) to 31 May 2009, there were no interest or taxes paid by the Company.

On 21 April 2008 the Company executed stock option agreements with four directors of the Company in consideration for their appointment to the Board of Directors.  The total stock compensation related to the stock options amounted to $453,580 and are amortized over the service period of six months from the grant date.

9.INVESTMENT IN JOINT VENTURE

During the quarter, MaxLife CGP Partners, LLC (the “Joint Venture”) executed a Limited Liability Company Certificate of Cancellation with the State of California Secretary of State and completed the dissolution of MaxLife CGP Partners, LLC. As result of dissolution, the Company has written down their investment in the Joint Venture during the quarter and reported a loss on investment in joint venture of $1,250 on the Statement of Operations.

 10.FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of the Company's cash, accounts payable and accrued liabilities, management salary payable and advances from stockholder approximates fair value because of the short term maturity of these instruments.

11. COMMITMENT AND CONTINGENT LIABILITY

The Company is contingently liable for the payment of the premiums due on the insurance policies as described in Note 3.  Although the individual beneficiary is responsible for these payments, if they are not paid when they fall due, the Company must pay these premiums on the insured's behalf within a 30 day grace period or the policy would lapse.  As of 31 May 2009, the policies premiums were up to date and the policies were in good standing.

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

Plan of Operations

In May 2009, the Joint Venture relationship with Capital Growth Partners was cancelled. This was a mutually agreed upon decision, to enable both companies to pursue further opportunities independently.  Since its inception Maxlife has successfully sourced, purchased, sold and managed life settlement policies and will continue to do so, using its internal management resources and industry contacts.

Subsequent to May 31, 2009 the Company has entered into discussions with an investor and received a term sheet to provide financing arrangements. The Company is currently reviewing this term sheet financing. The Company wishes to raise financing that is most beneficial to shareholders, which is expected in the next quarter or two.

Additional financing is available to the Company through the private placement of preferred share issuances to new and existing investors and shareholders. The Company has developed a financial product, MX-Series and strongly believes revenues will be generated in the next quarter which will be utilized to support its plan of operations and future growth plans.

The Company is committed to enter into financing arrangements that are both beneficial to shareholders and which will strengthen the Company's business operations and opportunity to expand its business.

During the last quarter MaxLife has made a concentrated effort to bring to market a financial product that is based on Life Settlement Policies with maximum five year life expectancies. Investors open a Trust that is administered with the assistance of MaxLife. The investor can earn good returns on their Trust that own the Life Settlement Policies over the five year period program. There is available downside protection through a commitment from MaxLife and/or from outside companies. The product description and information is available on the website (www.themxway.com) and by contacting the company.

MaxLife has travelled to countries and met with Pension Funds, Hedge Funds, Insurance Companies and Accredited Investor groups that have been apprised of the life settlement industry and the MX-Series product has been made available to them as a turnkey investment opportunity.

We will continue to focus on these groups that we met during the past quarter and will pursue new opportunities by making inroads with wealth management groups in additional countries as well.

During the next twelve months, we expect to take the following steps in connection with the further development of our business and the implementation of our plan of operations:

We will continue to make relationships with insurance brokers and their clients to seek out opportunistic policies and life settlements situations available. We will attempt to raise additional financing for working capital and to marketing efforts. We will also seek investment partners in order to raise the necessary funds to acquire existing policies. Such partners include banks, hedge funds, investment funds and sophisticated investors. We will be sourcing new relationships with companies in the sector with the objective of purchasing an ownership in their businesses. Many opportunities are arising as the market place is seeing distress situations of Hedge Funds that need to liquidate life settlement policies and portfolios due to the ongoing financial crisis. MaxLife will review such situations and is open to discussions to determine the opportunities that can be cultivated accordingly.

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

Results of Operations

Comparative Analysis for the Nine months ended May 31, 2009 and May 31, 2008:

Revenue for the nine months ended May 31, 2009 was $Nil as compared to $330,000 for the nine-months period ended May 31, 2008.  Cost of policy sold for the nine months ended May 31, 2009 was $Nil and $303,250 for the nine months period ended May 31, 2008.  Gross Profit for the nine months ended May 31, 2009 was $Nil and $26,750 for the nine months period ended May 31, 2008.

Professional fees for the nine months ended May 31, 2009 were $161,103 and $69,536for the nine months ended May 31, 2008.  These fees are attributable to legal, accounting, tax, consulting (including IT services for contacts) and auditing services. The increase in professional fees were attributable to the increase in accounting, tax, valuation and disclosure requirements of equity instruments including stock options, stock warrants, a preferred stock issuances, tax advisory,  and IT consulting services during the nine months ended May 31, 2009.

Capital Resources and Liquidity

At May 31, 2009, we had a working capital deficiency of $33,607.  It is the intent of management and significant stockholders, if necessary, to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity.  However, there is no legal obligation for either management or significant stockholders to provide additional future funding.  Subsequent to May 31, 2009 the Company has entered into discussions with an investor and received a term sheet to provide financing arrangements. The Company is currently reviewing this term sheet financing. The Company wishes to raise financing that is most beneficial to shareholders, which is expected in the next quarter or two.

Additional financing is available to the Company through the private placement of preferred share issuances to new and existing investors and shareholders. The Company has developed a financial product, MX-Series and strongly believes revenues will be generated in the next quarter which will be utilized to support its plan of operations and future growth plans.

On May 31, 2009, the Company paid dividends of $0.625 per share on its 26,400 issued and outstanding preferred stock totaling $16,500.  The preferred stock entitles the holders to receive a dividend equal to $0.625 per share to be paid on a quarterly basis. Payment of dividends on common shares in the future will depend upon our earnings, capital requirements, and other factors, which our Board of Directors may deem relevant.

Cash flows from operating activities

Cash flows used in operating activities for the nine months ended May 31, 2009 were $325,741 as compared to $459,066 for the Nine months ended May 31, 2008.  The decrease in cash flows used in operating activities was due to reductions in the payment of investment in life insurance policies purchased and accounts payable and accrued liabilities during the nine months ended May 31, 2009 as compared to the nine months ended May 31, 2008.

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

Our significant accounting policies are summarized in Note 3 of our financial statements filed with our August 31, 2008 10K filed with the SEC on December 15, 2008. While all these significant accounting policies impact its financial condition and results of operations, MaxLife views certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on MaxLife’s consolidated financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates.

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

The Company accounts for purchased goodwill and other intangible assets in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. Under SFAS No. 142, goodwill and any other intangibles deemed to have indefinite lives are not subject to amortization; however, goodwill is subject to an assessment for impairment, which must be performed at least annually or more frequently if events or circumstances indicate that goodwill or other indefinite lived intangibles might be impaired.

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

Item 4T.  Controls and Procedures

a) Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer/Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer/Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to our Chief Executive Officer/Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Our Chief Executive Officer/Chief Financial Officer is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Furthermore, smaller reporting companies face additional limitations.  Smaller reporting companies employ fewer individuals and find it difficult to properly segregate duties.  Often, one or two individuals control every aspect of the Company's operation and are in a position to override any system of internal control.  Additionally, smaller reporting companies tend to utilize general accounting software packages that lack a rigorous set of software controls.

Our Chief Executive Officer/Chief Financial Officer evaluated the effectiveness of the Company's internal control over financial reporting as of May 31, 2009. In making this assessment, our Chief Executive Officer/Chief Financial Officer used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework.  Based on this evaluation, Our Chief Executive Officer/Chief Financial Officer concluded that, as of May 31, 2009, our internal control over financial reporting was effective.

(b)  Changes in Internal Control over Financial Reporting.   There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Signature	Title	Date

/s/ Bennett Kurtz	President, Chief Executive Officer and Chief Financial Officer, (Principal Accounting Officer )	July 16, 2009