Form 10-K
period 2009-08-31
MAXLIFE FUND CORP.
filed 2009-11-30
CIK 1379377

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File No. 333-138298

MAXLIFE FUND CORP.
(Name of small business issuer in its charter)

WYOMING	98-0505734
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

45 Sheppard Avenue East, Suite 900 North York, Ontario Canada	M2N 5W9
(Address of principal executive offices)	(Zip Code)

1-866-752-5557
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class registered:	Name of each exchange on which registered:
None	None

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
 Yes ☐ No ☐

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes☐ No ☒

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

Large accelerated filer                                                    ☐                                           Accelerated filer                                                      ☒
Non-accelerated filer                                                      ☐                                           Smaller reporting company                                    ☐
(Do not check if a smaller reporting company)

Revenues for year ended August 31, 2009: $0

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of November 25, 2009, was: $140,801,848

Number of shares of the registrant’s common stock outstanding as of November 25, 2009 was: 16,253,168

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

Business of Issuer

General

MaxLife Fund Corp. is concentrating on three major components of the Life Settlement sector; (1) to generate fee income by providing a turnkey investment solution for accredited investors wanting to own policies, (2) to obtain ownership in companies in the life settlement industry and (3) to build a large portfolio for institutional buyers and be involved as an intermediary. MaxLife is positioning itself to grow with the industry and expand its operation to become one of the leaders in the Life Settlement sector.

We have shifted our business structure toward a business model which focuses on acquisition or funding of life policies of individuals on behalf of strategic buyers.  MaxLife is looking to generate fees by facilitating such transactions. We are no longer looking to purchase or fund life policies of individuals for our own inventory. Our goal also is to earn fees by administering a large number of policies on behalf of clients and funds and earning a management and performance fee.

We have been in discussion with pension funds, provident funds, brokers and accredited investors regarding the industry and opportunities available. The structure of the fees will be different depending on the funds that will be raised and depending on the nature of the investor group. Some of our attempts to purchase these portfolios were either unacceptable and /or did not meet their criteria or objectives. They would not achieve the required rate of return or potential gains they are seeking. We do believe that the new territories and investor groups we are educating, as to this alternative asset class, will invest over the next few quarters.

Depending on the nature of the policyholder, we will provide one of two types of settlements. A “viatical settlement” is the sale of a life insurance policy by a terminally ill person to another party. By selling the policy, the insured (a viator) receives an immediate cash payment to use as he or she wishes. In this case, we take an ownership interest in the policy on behalf of clients, at a discount to its face value and receive the death benefit under the policy when the viator dies. A “life settlement” differs from a viatical settlement in that the insured is not terminally ill and focuses on healthy seniors. The life policy holder is typically 65 years of age or older, and has a life expectancy of ten years or less. Life settlements are an attractive transaction to persons who purchased life insurance for income protection or estate planning, but no longer need the insurance due to growth in their investment portfolios or other changes in life circumstances. Life settlements also appeal to persons who want to make immediate gifts to their beneficiaries. In these instances, the insured may feel the insurance is no longer needed.  Since the market for viatical settlements has grown to include life expectancies that are often associated with life settlements and the age and medical condition of many life settlers gives them a life expectancy that is the same as many viators, the distinction between these two market segments has diminished and the markets have largely merged. We expect to target both terminally ill policyholders as well as non-terminally ill policyholders over the age of 65.

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

The financial performance of a life settlement is driven by the relationship of the actual future lifetime of the insured after policy purchase and the expected future lifetime upon which the life settlement offer was calculated. The purchaser balances the present value of the death benefit, at an interest rate that provides it with an acceptable return for the risk being assumed, against the up-front payment for the policy, the amount of commissions, fees, and expenses required by the transaction, and the sum needed to fund continuing premium payments. Given that there is a reasonable distribution of the actual future lifespan of the insured’s around what was expected at policy purchase, the life settlement Lender will realize a return from the transactions that is at least close to what was targeted. On some of the policies that were purchased, returns greater than what was assumed will be achieved, which balance out lower-than-expected returns on others.

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

Coverage Types

Individually sold life policies are the primary source of life settlement transactions. The initial purpose of the insurance was often to provide financial protection. In others, the initial beneficiary, often the spouse has predeceased the insured. Absent a secondary purpose for the insurance, a life settlement may seem like a logical alternative.

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

Other business insurance programs where regulations, such as tax laws, have changed since the policies were purchased may also be likely candidates for life settlements. For example, many insured’s are unsure of how to handle policies purchased under the old split-dollar rules, now that some of those rules have changed.

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

There is some life settlement activity on level-premium term products as well, although there are some additional hurdles that need to be addressed. Generally speaking, in order to avoid insured’s who might live beyond the guaranteed period, life settlement providers will not be interested unless the remaining period on the term contract is at least twice as long as the estimated life expectancy of the insured. Convertible term policies, where policy provisions permit the term contract to be exchanged for a permanent policy, can be sold. However, the life settlement provider will need to examine the policy form to which the term policy can be converted, the future premium stream on that policy, and the control the insurer has in approving the conversion.

Finally, convertible group products, where the insured is allowed to convert the group insurance to an individual policy, may be available for life settlement, assuming the insured has control of the election to convert the coverage and the transfer to a third party. The life settlement provider will need to be comfortable with the same list of things as with convertible term.

Market Size

Currently, the market can be described as follows:

●	The market for senior’s life settlements has continued to grow exponentially, gaining increased acceptance as a useful financial planning tool for individuals with unneeded life insurance.
●	The number of people in the United States aged 65 and older is expected to double by the year 2030 to nearly 71 million people. Seniors will comprise roughly 20 percent of the U.S. population.(1)
●	Approximately $27 trillion of life insurance is currently in force. (2)
●	90% of policies lapse or are surrendered annually. Hence, the majority of seniors’ policies do not remain in effect. (3)

●	In 2008, more than $16 billion in life settlement transactions occurred. (4)
●	Every day in the United States, 6,000 people turn 65. (5)
●	47% of those over age 65 own life insurance.(6)
●	59% of senior settlements clients are between the ages of 71-80. (7)
●	Since 2005, the average life settlement offer is three to five times the cash surrender. (8)

-
The low volatility of the underlying investment (the face value of life policies) means they are not impacted by fluctuating stocks and bond markets, rising interest rates or oil prices, global economic instability or business cycles.

-	Life insurance policies are capital stable so when a policy is bought the benefit is known.
-	Yield is determined by time and not by market forces, so it’s not a question of if a return will be paid, but when it will be paid.
-	Life settlements are not correlated to other financial markets so they differ from investing in shares, property, cash and fixed Interest.

(1)	Centers for Disease Control and Prevention and The Merck Company Foundation. The State of Aging and Health in America 2007
(2)	Federal Reserve Bulletin, 2006
(3)	Life Insurance Settlement Association Web Site, 2009
(4)	Life Insurance Settlement Association Web Site, 2009
(5)	The Alliance for Aging Research, 2008
(6)	Bernstein Research Call, 2005
(7)	National Underwriter, 2008
(8)	Life Insurance Settlement Association Web Site 2009

There is an additional segment of the market that operates below the radar screen, dealing in private transactions that are rarely noticed. Complete and accurate historical data were not available when earlier estimates of market size were made and that data is still not easy to obtain.

Lenders

Observers of the current situation in the life settlement market characterize it as lender capital prudently funding policies - i.e., that there is money currently available to fund policy purchases and there are available policies to be purchased. As such, and keeping the magnitude of the capital being invested in mind, it suggests just how far things have come since the late 1990s. Institutional Lenders, using a broad definition of that term that includes hedge funds, have replaced individuals and are a major factor of this evolution.  Investment bankers are involved, including Deutsche Bank and UBS making investments from their own funds and facilitating the process for groups of other Lenders. Several major U.S. life insurers are also significant Lenders in life settlements, providing them with an opportunity to offset potential underwriting losses if their own policies are purchased with investment gains from the business they purchase.

Insured mortality, the driver of life settlement profitability, is perceived to be uncorrelated to other major drivers of investment return, such as economic conditions, interest rates, or equity market performance. Historically, the high and uncorrelated returns that have been available have attracted a surfeit of capital.  Closed-end German investment funds are reported to be the largest group of Lenders in U.S. life settlements. German interest has been driven, in large part, by the favorable tax treatment participants receive on life insurance investments.  The tax regulations changed in mid year 2005 and even though the German funds have tried to use leverage to offset the higher taxes, the volume of new investment has dropped off.

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

Institutional Lenders and the more rigid management routines they bring are perceived to be good for the life settlement market. Because the identity of insured’s is often not revealed to the Lender, participants can have less concern for their own privacy and that some individual may profit from their death.

Securitization is a potentially important aspect of institutional Lender participation. Rating firms such as DBRS and AM Best have been working with large situations to rate such financial instruments for issuance of Bonds. “Death bonds,” as they have been referred to pejoratively, are asset-backed securities, with the death benefit from purchased life insurance policies as the revenue stream. Several securitizations of the life settlements have been attempted, with limited success to date. Getting credit reporting agencies to understand these bonds, buy into the underlying underwriting and pricing of the risks, and assign ratings to them is one hurtle. Completing the funding for the transaction on a timely basis is an additional concern. Dignity Partners completed a securitization of viatical policies in 1995, life settlement institutional sources of capital, which helps by bringing additional legitimacy to this maturing marketplace.

Life settlements are on the radar screen of many institutional Lenders. Those include major investment banks (including Deutsche Bank and UBS), with a mix if investments for their own account and the coordination of third - party investments. Hedge funds of various sizes and nationalities, and a number of major life insurers are other sources of life settlement capital. Faced with an uncertain economy and low interest rates, at least at the long - term end of the spectrum, investing in life settlements presents an attractive alternative.

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

Historically, 15% annual returns, or higher, were commonplace on life settlement investments. Increasing competition has caused returns to drop somewhat. However due to the current market conditions our research suggests that 12%-15% is achievable as of November 2009, but that some transactions priced to yield less than that. By adjusting the amount of the settlement payment for a given estimated life expectancy, the life settlement Lender can select the expected return on its investment, constrained, of course, by current marketplace conditions.

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

Consumer Protection Licensing

The consumer protection-type regulations arose largely from the draft of a model law and regulations promulgated by the National Association of Insurance Commissioners (NAIC). At least 39 states have now adopted some version of this model law or another form of regulation governing life settlement companies in some way. These laws generally require the licensing of providers and brokers, require the filing and approval of settlement agreements and disclosure statements, describe the content of disclosures that must be made to insured’s and sellers, describe various periodic reporting requirements for settlement companies and prohibit certain business practices deemed to be abusive.

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

We Are Operating in Evolving Markets that May Be Volatile

Although the market has grown exponentially in the past few years, how and to what extent it will continue to develop is uncertain.  Because there are so few publicly reporting companies in this industry, measuring the market is difficult. As more insured’s become aware of life settlements as a financial planning option, we expect the size of the market to grow substantially. As we demonstrate our ability to originate, underwrite and place life settlements with our individual clients, any dramatic growth will depend heavily upon the entry of institutional purchasers and the increase in presentations of policies with face values in excess of $5 million. Whether we can maintain markets for such policies will depend on our ability to attract more institutional and accredited investors and convince these purchasers that we can originate sufficient numbers of qualified policies for purchase on behalf of such institutions and accredited investors and that our policy analysis and pricing practices are sound. Until we attract a sufficient number of institutional clients to provide for consistent and predictable demand in addition to the demand from our individual clients, our financial performance during any period may be materially affected by the entry or departure of one or more of our institutional clients from the market.

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

Our Operating Results in One or More Future Periods Are Likely to Fluctuate and May Fail to Meet Expectations

Our net operating results have fluctuated in the past and may fluctuate significantly in the future depending on purchaser demand for life settlements, brokerage and referral fees, and unexpected increases in general and administrative expenses and competition for qualified policies. Because of these or other factors, our operating results may, in some future period, fall below market expectations. In such event, the market price of our securities might fall. Moreover, fluctuations in our operating results may also result in volatility in the market price of our securities.

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

We Depend on Growth in the Life Settlement Market

Growth of the life settlement market and our expansion within the market may be affected by a variety of factors, including:

☐	the inability to locate sufficient numbers of life settlers;

☐	the inability to convince potential sellers of the benefits of life settlements;

☐	the inability to attract sufficient qualified purchasers;

☐	competition from other life settlement companies;

☐	the occurrence of illegal or abusive business practices resulting in negative publicity about the market; and

☐	the adoption of overly burdensome governmental regulation.

In addition, the life settlement market may evolve in ways we have not anticipated and we may be unable to respond in a timely or cost-effective manner. If the life settlement market fails to grow as quickly as or in the directions we have anticipated, our business, financial condition and results of operations would be materially adversely affected as it relates to our large-scale growth.

Our Purchasers Depend on Our Ability to Buy and source the most opportunistic Life Settlement Policies and Predict Life Expectancies and Set Appropriate Price; If Our Investment Returns Are Not Competitive We May Lose Purchasers.

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

☐
Our ability to balance competing interests when pricing settlements, such as the amounts paid to life settlers, the acquisition costs paid by purchasers, and the compensation paid to ourselves and our referral networks.

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

Our Chairman and Chief Executive Officer Beneficially Owns 21.23% of Our Common Stock and, as a Result, Can Exercise Significant Influence over Our Company

Mr. Bennett Kurtz, our Chairman and Chief Executive Officer, is defined under SEC regulations as the beneficial owner of approximately 21.23% of our common stock, largely as the result of exercising voting power by proxy over shares held by 547667 Ontario Limited.  He will be able to control most matters requiring approval by our shareholders, including the election of directors and approval of significant corporate transactions. His voting control affects indirectly the process for nominating directors, since theoretically he could nominate and elect directors without board involvement.  This concentration of ownership may also have the effect of delaying or preventing a change in control of MaxLife, which in turn could have a material adverse effect on the market price of our common stock or prevent our shareholders from realizing a premium over the market price for their shares of common stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    DESCRIPTION OF PROPERTY

We currently operate our business from our corporate headquarters located at 45 Sheppard Avenue, Suite 900, North York, Ontario M2N 5W9.  We operate from a premises on a month to month agreement which commenced in January 2009.

ITEM 3.    LEGAL PROCEEDINGS

There is no litigation pending or threatened by or against us.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Holders of Our Common Stock

As of November 30, 2009, we had approximately 16,253,168 shares issued and outstanding and 28 registered holders of our common stock.

On August 4, 2009, Maxlife Fund Corp. (the “Company”) announced that some of its founding shareholders have agreed to cancel a total of 14,050,000 shares of the Company's common stock in order to increase overall shareholder value for the Company.

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

QUARTER ENDED	HIGH	LOW

August 31, 2009	$19.00	$12.00
May, 31, 2009	$22.00	$7.00
February 28, 2009	$20.00	$14.75
November 30, 2008	$26.75	$15.50
August 31, 2008	$29.55	$14.72
May 31, 2008	$27.70	$16.45
February 29, 2008	$18.69	$6.05
November 30, 2007	$9.15	$3.05
August 31, 2007	$3.22	$1.00

Dividends

During the year ended August 31, 2009, the Company paid quarterly dividends of $0.625 per share on its 26,400 issued and outstanding preferred stock totaling $66,000.  The preferred stock entitles the holders to receive a dividend equal to $0.625 per share to be paid on a quarterly basis.

Payment of dividends on common shares in the future will depend upon our earnings, capital requirements, and other factors, which our Board of Directors may deem relevant.

ITEM 6.    SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operation" and the Consolidated Financial Statements and related notes thereto that are included in this Report.

	Year Ended 31 August,
	2009	2008	2007	2006 (1)
Operating Results
Operating revenues	$-	$330,000	$-	$-
Earnings (Loss)	$(591,855)	$(632,882)	$23,388	$(46,494)
Comprehensive loss	$(547,710)	$(667,035)	$(21,823)	$(48,810)
Loss per weighted average number of shares outstanding	$0.02	$0.02	$0.00	$0.00

	2009	2008	2007	2006
Balance Sheet Data at Fiscal Year End
Total Assets	$582,360	$957,354	$1,016,141	$160,322
Total Liabilities	$176,885	$62,778	$453,200	$50,558
Dividends paid on preferred shares	$66,000	$16,500	$-	$-

(1) For the period from inception (9 January 2006) to 31 August 2006

ITEM 7.    PLAN OF OPERATIONS

Plan of Operations

During the next twelve months, we expect to take the following steps in connection with the further development of our business and the implementation of our plan of operations:

We will continue to make relationships with insurance brokers and their clients to seek out opportunistic policies and life settlements situations available.  We will attempt to raise additional financing for working capital and marketing efforts.  We will also seek investment partners in order to raise the necessary funds to acquire existing policies on behalf of clients and partners. Such partners include banks, hedge funds, investment funds and sophisticated investors.  We will be sourcing new relationships with companies in the sector with the objective of purchasing an ownership in their businesses. Many opportunities are arising as the market place is seeing distress situations of Hedge Funds that need to liquidate life settlement policies and portfolios due to the ongoing financial crisis. MaxLife will review such situations and is open to discussions to determine the opportunities that can be cultivated accordingly.

We have shifted our business structure toward a business model which focuses on acquisition or funding of life policies of individuals on behalf of strategic buyers.  MaxLife is looking to generate fees by facilitating such transactions. We are no longer looking to purchase or fund life policies of individuals for our own inventory. Our goal also is to earn fees by administering a large number of policies on behalf of clients and funds and earning a management and performance fee. In this regards, the current inventory of Life Settlement policies that MaxLife owns will also be put up for sale and MaxLife will maintain an performance fee as to future occurrences with such policies.

We will continue to negotiate the sale of certain existing policies currently owned. We have negotiated a Letter of Intent in the first quarter of 2010 to sell certain policies currently owned.  We anticipate final closing of this transaction to occur during the first quarter of 2010.  This will further enable the company to be properly fund and carry forth its business plan and plan of operations.

We will prepare advertisements and information material to disseminate to our network of brokers with the intention of ramping up purchases of policies for clients and partners.  With funds obtained from banks and investment funds we will be in a position to purchase and administer policies and portfolios on their behalf and thereby earn fees for administration and profit participation.  We will also look to offer a product which gives investors the security they require in these times and we will charge for our expertise and services of sourcing, buying and monitoring their investments.

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

During the year ended August 31, 2009 the Company has entered into discussions with an investor and received a term sheet to provide financing arrangements. The Company is currently reviewing this term sheet financing. The Company wishes to raise financing that is most beneficial to shareholders, which is expected in the next quarter or two.

Additional financing is available to the Company through the private placement of preferred share issuances to new and existing investors and shareholders. The Company has developed a financial product, MX-Series and strongly believes revenues will be generated in the next few quarters from setting up Trusts and purchasing policies on behalf of clients and partners, which will be utilized to support its plan of operations and future growth plans.

The Company is committed to enter into financing arrangements that are both beneficial to shareholders and which will strengthen the Company's business operations and opportunity to expand its business.

During the year ended August 31, 2009 MaxLife has made a concentrated effort to bring to market a financial product that is based on Life Settlement Policies with maximum five year life expectancies. Investors open a Trust that is administered with the assistance of MaxLife. The investor can earn good returns on their Trust that own the Life Settlement Policies over the five year period program. There is available downside protection through a commitment from MaxLife and/or from outside companies. The product description and information is available on the website (www.themxway.com) and by contacting the company.

MaxLife has travelled to countries and met with Pension Funds, Hedge Funds, Insurance Companies and Accredited Investor groups that have been apprised of the life settlement industry and the MX-Series product has been made available to them as a turnkey investment opportunity.

We will continue to focus on these groups that we met during the past year and will pursue new opportunities by making inroads with wealth management groups in additional countries as well.

Results of Operations

Comparative Analysis for the year ended August 31, 2009 and 2008:

Revenue for the year ended August 31, 2009 was $0 and $330,000 for the year ended August 31, 2008.  Cost of Sales for the year ended August 31, 2009 was $0 and $303,250 for the year ended August 31, 2008.  Gross profit for the year ended August 31, 2009 was $0 and $26,750 for the year ended August 31, 2008.  The revenues and related cost of sales and gross profit in fiscal 2008 resulted from the sale of an insurance policy during the first quarter of 2008. There were no revenues in fiscal 2009.

General and administrative expenses for the year ended August 31, 2009 were $97,396 and $102,585 for the year ended August 31, 2008.  The decrease during the year ended August 31, 2009 was primarily attributable to decreases in payments for travel, administrative office expenses and directors and officers insurance incurred in the business operations.

Professional fees for the year ended August 31, 2009 were $177,125 and $122,458 for the year ended August 31, 2008.  These fees are attributable to legal, accounting, tax, consulting and auditing services. The increase in professional fees was attributable to the increase in consulting, tax, accounting fees and additional instances of preferred stock dividend payments during the year ended August 31, 2009.

Stock based compensation for the year ended August 31, 2009 were $124,610 and $363,170 for the year ended August 31, 2008.  The decrease in stock based compensation was due to a reduced residual balance for amortization of stock options which commenced in April 2008.

For the year ended August 31, 2009, we had a net loss of $591,855 and net loss of $632,882 for the year ended August 31, 2008.   The decrease in operating expenses during the year ended August 31, 2009 was due to lower general and administrative expenses and stock based compensation expenses during the period.

During the year ended August 31, 2009 and year ended August 31, 2008, we had no provision for income taxes due to the net operating losses incurred.

Capital Resources and Liquidity

We are still in the process of developing and implementing our business plan and raising additional capital. As such, management is taking action to obtain additional funding.

At August 31, 2009, we had negative working capital of approximately $127,862. It is the intent of management and significant stockholders, if necessary, to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity. However, there is no legal obligation for either management or significant stockholders to provide additional future funding. .We have implemented a preferred share unit offering consisting of preferred shares plus warrants. The unit offering will be continued to be offered in order to obtain the financing we require.

During the year ended August 31, 2009 the Company has entered into discussions with an investor and received a term sheet to provide financing arrangements. The Company is currently reviewing this term sheet financing. The Company wishes to raise financing that is most beneficial to shareholders, which is expected in the next quarter or two.

Additional financing is available to the Company through the private placement of preferred share issuances to new and existing investors and shareholders. The Company has developed a financial product, MX-Series and strongly believes revenues will be generated within the next few quarters which will be utilized to support its plan of operations and future growth plans.

Management is also negotiating the sale of certain insurance policies currently owned.  The sale of these policies will provide additional working capital requirements to the company and will assist is developing and implementing its business plan.

Cash flows from operating activities

Cash flows used in operating activities for the year ended August 31, 2009 were $371,211 and $612,707 for the year ended August 31, 2008.  The decrease in cash flows used in operating activities was primarily due to no purchases or sales of life insurance policies during the year.

Cash flows from investing activities

There were no cash flows used in investing activities for the year ended August 31, 2009 and for the year ended August 31, 2008.

Cash flows from financing activities

During the year ended August 31, 2009, the Company paid quarterly dividends of $0.625 per share on its 26,400 issued and outstanding preferred stock totaling $66,000.

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

Investment in Life Insurance Policies

Investment in life insurance policies are recorded in accordance the Financial Accounting Standards Board Staff Position No. FTB 85-4-1 Accounting for Life Settlement Contracts by Third-party Investors (FSP FTB 85-4-1).  FSP FTB 85-4-1 states that an investor may elect to account for its investments in life settlement contracts using either the investment method or the fair value method.  The election shall be made on an instrument by instrument basis and is irrevocable.  Under the investment method, an investor shall recognize the initial investment at the purchase price plus all initial direct costs.  Continuing costs (policy premiums and direct external costs, if any) to keep the policy in force shall be capitalized.  Under the fair value method, an investor shall recognize the initial investment at the purchase price.  In subsequent periods, the investor shall remeasure the investment at fair value in its entirety at each reporting period and shall recognize change in fair value earnings (or other performance indicators for entities that do not report earnings) in the period in which the changes occur.  The Company has elected to value its investments in life settlement contracts using the investment method.

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

We have not made any material changes to our critical accounting estimates or assumptions or the judgments affecting the application of those estimates or assumptions. We discuss our significant accounting policies, including those policies that are not critical, in our Consolidated Financial Statements.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

The Company is subject to certain market risks, including changes in interest rates and currency exchange rates.  The Company does not undertake any specific actions to limit those exposures.

ITEM 8.    FINANCIAL STATEMENTS

MAXLIFE FUND CORP. AND SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

31 AUGUST 2009

MAXLIFE FUND CORP. AND SUBSIDIARY

(A Development Stage Company)

Page
REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	1-3
CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Balance Sheets	4
Consolidated Statements of Operations and Comprehensive Loss	5
Consolidated Statements of Stockholders' Equity	6
Consolidated Statements of Cash Flows	7
Notes to the Consolidated Financial Statements	8 - 17

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
MaxLife Fund Corp. and Subsidiary

We have audited Maxlife Fund Corp and Subsidiary’s (“the Company”) internal control over financial reporting as of August 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audit also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.  The following material weaknesses have been identified and included in management’s assessment:

-
Segregation of Duties – As a result of limited resources, we did not maintain proper segregation of incompatible duties. Namely the lack of an audit committee, an understaffed financial and accounting function, and the need for additional personnel to prepare and analyze financial information in a timely manner and to allow review and on-going monitoring and enhancement of our controls. The effect of the lack of segregation of duties potentially affects multiple processes and procedures.

-
Maintenance of Current Accounting Records – This weakness specifically affects the payments and purchase cycle and therefore we failed to maintain effective internal controls over the completeness and cut off of accounts payable, expenses and other capital transactions.

-	Application of GAAP – We did not maintain effective internal controls relating to the application of generally accepted accounting principles in accounting for transactions in a foreign currency.

The material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2009 financial statements, and this report does not affect our report dated November 30, 2009 on those financial statements.

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of August 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of MaxLife Fund Corp. and Subsidiary (A Development Stage Company) as of 31 August 2009 and 2008 and the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for the years ended 31 August 2009 and 2008 and for period from the date of inception (9 January 2006) to 31 August 2009.

/s/ DNTW Chartered Accountants, LLP

Markham, Canada

Licensed Public Accountants

November 30, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
MaxLife Fund Corp. and Subsidiary

We have audited the accompanying consolidated balance sheets of MaxLife Fund Corp. and Subsidiary (A Development Stage Company) as of 31 August 2009 and 2008 and the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for the years ended 31 August 2009 and 2008 and for period from the date of inception (9 January 2006) to 31 August 2009.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MaxLife Fund Corp. and Subsidiary (A Development Stage Company) as of 31 August 2009 and 2008, and the results of its operations for the years ended 31 August 2009 and 2008 and for the period from the date of inception (9 January 2006) to 31 August 2009 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of MaxLife Fund Corp. and Subsidiary’s internal control over financial reporting as of 31 August 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated November 30, 2009 expressed an adverse opinion.

/s/ DNTW Chartered Accountants, LLP

Markham, Canada

Licensed Public Accountants

November 30, 2009

MAXLIFE FUND CORP. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

AS AT 31 AUGUST

(Expressed in United States Dollars)

	2009	2008
ASSETS

Current Assets
Cash	$48,917	$500,836
Available-for-sale securities, at fair value (cost - $24,638, 2008 - $89,816)	136	2,313
Total Current Assets	49,053	503,149
Long Term Assets
Investment in life insurance policies	533,307	452,955
Investment in joint venture	-	1,250
Total Long Term Assets	533,307	454,205
Total Assets	$582,360	$957,354

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$23,072	$28,084
Management salary payable	150,000	30,000
Advances from stockholder	3,813	4,694
Total Liabilities	176,885	62,778

Stockholders' Equity
Preferred stock $25.00 par value; Authorized 100,000,000; Issued and outstanding 26,400 (2008 - 26,400); non-voting; dividends of $0.625 paid on a quarterly basis; non-convertible; redeemable at the option of the Company after two years	660,000	660,000
Common stock $.001 par value; Authorized 200,000,000; Issued and outstanding 16,253,168 (2008 - 30,303,168)	16,253	30,303
Additional paid-in capital	1,100,626	961,967
Additional paid in capital - warrants	244,158	244,158
Accumulated other comprehensive loss	(41,061)	(85,206)
Deficit accumulated during the development stage	(1,574,501)	(916,646)
Total Stockholders' Equity	405,475	894,576
Total Liabilities and Stockholders' Equity	$582,360	$957,354

The accompanying notes are an integral part of these financial statements.

MAXLIFE FUND CORP. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Expressed in United States Dollars)

	For the Year Ended 31 August 2009	For the Year Ended 31 August 2008	For the Period from Inception (9 January 2006) to 31 August 2009
REVENUE	$-	$330,000	$330,000
COST OF GOODS SOLD	-	303,250	303,250
GROSS PROFIT	-	26,750	26,750

EXPENSES
Professional fees	177,125	122,458	327,331
Management salary	141,578	30,000	171,578
Stock based compensation	124,610	363,170	487,780
General and administrative	97,396	102,585	237,416
Interest and bank charges	751	1,150	3,105
(Gain) loss on foreign exchange	(2,175)	7,055	409
TOTAL OPERATING EXPENSES	539,285	626,418	1,227,619
LOSS FROM OPERATIONS	(539,285)	(599,668)	(1,200,869)
REALIZATION OF LOSS ON SALE OF AVAILABLE-FOR-SALE SECURITIES	(53,666)	-	(16,474)
GOODWILL IMPAIRMENT LOSS	-	(35,269)	(35,269)
LOSS ON INVESTMENT IN JOINT VENTURE	(1,250)	-	(1,250)
INTEREST	2,346	2,055	6,020
NET LOSS	$(591,855)	$(632,882)	$(1,247,842)
FOREIGN CURRENCY TRANSLATION ADJUSTMENT	(13,828)	3,095	(16,559)
UNREALIZED GAIN (LOSS) ON AVAILABLE-FOR-SALE SECURITIES, NET OF DEFERRED TAXES	57,973	(37,248)	(24,502)
COMPREHENSIVE LOSS	$(547,710)	(667,035)	$(1,288,903)
LOSS PER WEIGHTED NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	$(0.02)	$(0.02)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	29,801,382	30,302,739

UNREALIZED GAIN (LOSS) ON AVAILABLE-FOR-SALE SECURITIES, NET OF DEFERRED TAXES

The accompanying notes are an integral part of these financial statements.

MAXLIFE FUND CORP. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE PERIOD FROM THE DATE OF INCEPTION (9 JANUARY 2006) TO 31 AUGUST 31, 2009

(Expressed in United States Dollars)

	Preferred Shares			Common Stock
	Shares	Amount	Additional Paid-In Capital	Shares	Amount	Additional Paid-In Capital	Additional Paid-In Capital - Warrants	Accumulated other comprehensive Loss	Deficit accumulated during the development stage	Total stockholders' Equity
Issuance of common stock at inception	-	$-	$-	30,000,000	$30,000	$-	$-	$-	$-	$30,000
Issuance of common stock for cash	-	-	-	116,100	116	115,984	-	-	-	116,100
Issuance of common stock for services	-	-	-	11,000	11	10,989	-	-	-	11,000
Acquisition of 1254450 Ontario Ltd.	-	-	-	-	-	5,000	-	-	-	5,000
Foreign currency translation	-	-	-	-	-	-	-	(5,842)	-	(5,842)
Net loss for the period	-	-	-	-	-	-	-	-	(46,494)	(46,494)
Balance, August 31, 2006	-	$-	$-	30,127,100	$30,127	$131,973	$-	$(5,842)	$(46,494)	$109,764
Issuance of common stock for cash	-	-	-	170,068	170	499,830	-	-	-	500,000
Financing fees	-	-	-	-	-	(25,000)	-	-	-	(25,000)
Unrealized loss on available-for-sale securities, net of taxes	-	-	-	-	-	-	-	(45,227)	-	(45,227)
Foreign currency translation	-	-	-	-	-	-	-	16	-	16
Net earnings	-	-	-	-	-	-	-	-	23,388	23,388
Balance, August 31, 2007	-	$-	$-	30,297,168	30,297	$606,803	$-	$(51,053)	$(23,106)	$562,941
Common stock issued for services	-	-	-	6,000	6	34,194	-	-	-	34,200
Stock options issued	-	-	-	-	-	328,970	-	-	-	328,970
Financing fees	-	-	-	-	-	(8,000)	-	-	-	(8,000)
Unrealized loss on available-for-sale securities, net of taxes	-	-	-	-	-	-	-	(37,248)	-	(37,248)
Fair market value of warrants attached to preferred stock	-	-	-	-	-	-	244,158	-	(244,158)	-
Preferred stock issued for cash	26,400	660,000	-	-	-	-	-	-	-	660,000
Foreign currency translation	-	-	-	-	-	-	-	3,095	-	3,095
Net loss	-	-	-	-	-	-	-	-	(632,882)	(632,882)
Dividends paid	-	-	-	-	-	-	-	-	(16,500)	(16,500)
Balance, August 31, 2008	26,400	$660,000	$-	30,303,168	30,303	$961,967	$244,158	$(85,206)	$(916,646)	$894,576
Stock options issued	-	-	-	-	-	124,609	-	-	-	124,609
Common stock cancelled	-	-	-	(14,050,000)	(14,050)	14,050	-	-	-	-
Realization of loss on available-for-sale securities, net of taxes	-	-	-	-	-	-	-	57,973	-	57,973
Foreign currency translation	-	-	-	-	-	-	-	(13,828)	-	(13,828)
Net loss	-	-	-	-	-	-	-	-	(591,855)	(591,855)
Dividends paid	-	-	-	-	-	-	-	-	(66,000)	(66,000)
Balance, August 31, 2009	26,400	$660,000	$-	16,253,168	16,253	$1,100,626	$244,158	$(41,061)	$(1,574,501)	$405,475

The accompanying notes are an integral part of these financial statements.

MAXLIFE FUND CORP. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in United States Dollars)

	For the Year Ended 31 August 2009	For the Year Ended 31 August 2008	For the Period from Inception (9 January 2006) to 31 August 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(591,855)	$(632,882)	$(1,247,842)
Adjustments to reconcile net loss to net cash used in operating activities:
Goodwill impairment loss	-	35,269	35,269
Stock based compensation	124,610	328,970	453,580
Unrealized loss on available-for-sale securities	-	(37,248)	(88,318)
Equity issued to acquire 1255450 Ontario Limited	-	-	5,000
Issuance of common stock for services	-	34,200	75,200
Loss on investment in joint venture	1,250	-	1,250
Realization of loss on available for sale securities	57,973	-	57,973
Changes in operating assets and liabilities:
Available-for-sale securities	2,177	16,704	(136)
Proceeds on sale of policy	-	330,000	330,000
Purchase of insurance policies and capitalized premiums	(80,352)	(352,877)	(840,280)
Accounts payable and accrued liabilities	(5,014)	(390,416)	18,107
Management salary payable	120,000	30,000	150,000
Deferred taxes	-	25,573	-
CASH USED IN OPERATING ACTIVITIES	(371,211)	(612,707)	(1,050,199)
CASH FLOWS FROM INVESTING ACTIVITIES
Capital contribution - joint venture	-	(1,250)	(1,250)
Acquisition of 1255450 Ontario Limited	-	-	(21,739)
CASH FLOWS USED IN INVESTING ACTIVITIES	-	(1,250)	(22,989)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of preferred stock	-	660,000	660,000
Advances to shareholder	(880)	(30,006)	(27,780)
Dividends paid	(66,000)	(16,500)	(82,500)
Financing fees	-	(8,000)	(8,000)
Issuance of common stock	-	-	591,100
CASH FLOWS (USED IN) PROVIDED BY FINANCING ACTIVITIES	(66,880)	605,494	1,132,820
EFFECT OF FOREIGN CURRENCY TRANSLATION	(13,828)	3,095	(10,715)
NET (DECREASE) INCREASE IN CASH	(451,919)	(5,368)	48,917
CASH, BEGINNING OF YEAR	500,836	506,204	-
CASH, END OF YEAR	$48,917	$500,836	$48,917

The accompanying notes are an integral part of these financial statements.

MAXLIFE FUND CORP. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD FROM THE DATE OF INCEPTION (9 JANUARY 2006) TO 31 AUGUST 2009

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

Available-for-sale securities

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

Investment in Life Insurance Policies

Investment in life insurance policies are recorded in accordance the Financial Accounting Standards Board Staff Position No. FTB 85-4-1 Accounting for Life Settlement Contracts by Third-party Investors (FSP FTB 85-4-1).  FSP FTB 85-4-1 states that an investor may elect to account for its investments in life settlement contracts using either the investment method or the fair value method. The election shall be made on an instrument by instrument basis and is irrevocable.  Under the investment method, an investor shall recognize the initial investment at the purchase price plus all initial direct costs.  Continuing costs (policy premiums and direct external costs, if any) to keep the policy in force shall be capitalized.  Under the fair value method, an investor shall recognize the initial investment at the purchase price. In subsequent periods, the investor shall remeasure the investment at fair value in its entirety at each reporting period and shall recognize change in fair value earnings (or other performance indicators for entities that do not report earnings) in the period in which the changes occur. The Company has elected to value its investments in life settlement contracts using the investment method.

MAXLIFE FUND CORP. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD FROM THE DATE OF INCEPTION (9 JANUARY 2006) TO 31 AUGUST 2009

(Expressed in United States Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Value of Financial Instruments

The carrying value of the Company's notes receivables, advances and accounts payable approximates fair value because of the short-term maturity of these instruments.

Foreign Translation Adjustment

The accounts of the Company were translated into United States dollars in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Statement No. 52, Foreign Currency Translation ("SFAS No. 52").  In accordance with the provisions of SFAS No. 52, transaction gains and losses on these assets and liabilities are included in the determination of income for the relevant periods.  Adjustments resulting from the translation of the financial statements from their functional currencies to United States dollars are accumulated as a separate component of accumulated other comprehensive income and have not been included in the determination of income for the relevant periods.

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

MAXLIFE FUND CORP. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD FROM THE DATE OF INCEPTION (9 JANUARY 2006) TO 31 AUGUST 2009

(Expressed in United States Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

There were no dilutive financial instruments for the year ended 31 August 2009 and 2008 or for the period from inception (9 January 2006) to 31 August 2009.

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

The Company tested goodwill of its operating unit, 1254450, for impairment at 31 August 2008.

In order to determine if writedown of goodwill was necessary, management utilized a two step process: (i) they compared the implied fair value of the reporting unit, 1254450, with its carrying amount and (ii) the estimated fair value of the reporting unit was performed using a valuation technique based on multiples of earnings.

The implied fair value of the reporting unit was compared with its carrying amount; and management determined that the implied fair value of goodwill was $Nil as at 31 August 2008.

As a result, an impairment loss of $35,269 was recognized in the statement of loss and comprehensive loss for the year ended 31 August 2008.

Joint Ventures

The Company accounts for its non-controlling interests in joint ventures where the Company has influence over financial and operational matters, generally 50% or less ownership interest, under the equity method of accounting. In such cases, the Company's original investments are recorded at cost and adjusted for its share of earnings, losses and distributions.  During the year ended 31 August 2009, MaxLife CGP Partners, LLC (the “Joint Venture”) executed a Limited Liability Company Certificate of Cancellation with the State of California Secretary of State and completed the dissolution of MaxLife CGP Partners, LLC. As result of dissolution, the Company has written down their investment in the Joint Venture during the quarter and reported a loss on investment in joint venture of $1,250 on the Consolidated Statement of Operations.

MAXLIFE FUND CORP. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD FROM THE DATE OF INCEPTION (9 JANUARY 2006) TO 31 AUGUST 2009

(Expressed in United States Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Stock Based Compensation

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment. SFAS No. 123R establishes standards for the accounting for transaction in which an entity exchanges its equity instruments for goods for services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in shared-based payment transactions. SFAS No. 123R requires that the compensation cost relating to share-based payment transactions be recognized in the consolidated financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued.

Recent Accounting Pronouncements

In June 2009, the FASB approved SFAS No. 168, The FASB Accounting Standards Codification and The Hierarchy of Generally Accepted Accounting Principles. The Codification became the source of authoritative generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification supersedes all existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification is nonauthoritative. GAAP is not intended to be changed as a result of this statement, but will change the way the guidance is organized and presented.  The pronouncement is effective for financial statements issued for interim and annual periods ending after 15 September 2009. We have adopted the new Codification subsequent to the year end. The adoption did not have a material impact on the Company’s consolidated financial statements.

ASC 820-10, Fair Value Measurements and Disclosures, for financial assets and liabilities and nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company will not adopt ASC 820-10 until October 1, 2009 for nonfinancial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis. ASC 820-10 clarifies the definition of fair value and the methods used to measure fair value and expands disclosures about fair value measurements. The adoption of ASC 820-10 did not have a material impact on the Company’s consolidated financial statements.

MAXLIFE FUND CORP. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD FROM THE DATE OF INCEPTION (9 JANUARY 2006) TO 31 AUGUST 2009

(Expressed in United States Dollars)

ASC 855-10, Subsequent Events. ASC 855-10 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The adoption of ASC 855-10 did not have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued ASC 805, Business Combinations. ASC 805 generally requires an acquirer to recognize the identifiable assets acquired, liabilities assumed, contingent purchase consideration and any noncontrolling interest in the acquiree at fair value on the date of acquisition. It also requires an acquirer to recognize as expense most transaction and restructuring costs as incurred, rather than include such items in the cost of the acquired entity. For the Company, ASC 805 will apply prospectively to business combinations for which the acquisition date is on or after October 1, 2009. The Company will evaluate the impact of ASC 805 on any potential future business combinations that may occur on or after the effective date.

3.	INVESTMENT IN INSURANCE POLICIES

As at 31 August 2009 the Company holds four life insurance policies with carrying amounts of $533,307 and face amounts totaling $2,650,000.

4.	ADVANCES FROM SHAREHOLDER

The advances from the shareholder are non-interest bearing, unsecured and have no specific terms of repayment.  The carrying value of the advances approximates the market value due to the short-term maturity of the financial instruments.

MAXLIFE FUND CORP. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD FROM THE DATE OF INCEPTION (9 JANUARY 2006) TO 31 AUGUST 2009

(Expressed in United States Dollars)

5.	CAPITAL STOCK

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

On 20 September 2007, the Company issued 6,000 shares of common stock in exchange for  services rendered by two individuals on the Board of Directors. The shares issued were valued at their fair market value of $5.70 which is the amount that would have been received if the shares had been issued for cash.  Management believes that the fair market value of the services received approximates this value.  For year ended 31 August 2009 $Nil (2008 - $34,200) of these services were rendered and included in stock based compensation.

In 18 August 2009, certain founding shareholders agreed to cancel a total of 14,050,000 shares of common.  As a result, common stock decreased by $14,050, the amount at which the shares were originally issued, and there was a corresponding increase in additional paid-in capital.

MAXLIFE FUND CORP. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD FROM THE DATE OF INCEPTION (9 JANUARY 2006) TO 31 AUGUST 2009

(Expressed in United States Dollars)

6.	PREFERRED STOCK

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

(A) 4,400 shares at an exercise price of $25.00 per share -$18.94, $18.19, $20.19, $20.16

(B) 4,400 shares at an exercise price of $30.00 per share - $18.10, $17.39, $19.34, $19.32

(C) 4,400 shares at an exercise price of $35.00 per share - $17.35, $16.68, $18.58, $18.57

The total value of the warrants amounted to $244,158 (2008 - $244,158) and are included as an addition to additional paid-in capital - warrants.

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

MAXLIFE FUND CORP. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD FROM THE DATE OF INCEPTION (9 JANUARY 2006) TO 31 AUGUST 2009

(Expressed in United States Dollars)

6.	PREFERRED STOCK (Continued)

During the year ended 31 August 2009 the Company issued 26,400 shares of preferred stock for proceeds of $660,000, including 13,200 warrants to purchase 13,200 shares of common stock as discussed above.

During the year ended 31 August 2009 the company paid dividends of $0.625 (2008 - $0.625) per share on its 26,400 (2008 - 26,400)  issued and outstanding preferred stock totaling $66,000 (2008 - $16,500).

7.     STOCK OPTIONS

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

The Company has adopted SFAS No. 123R, Share Based Payment requiring that compensation cost relating to share based payment awards made to employees and directors be recognized in the financial statements.  The cost for such awards is measured at the grant date based on the calculated fair value of the award.  The value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite service periods (generally the vesting period of the equity award) in the consolidated statement of operations.

The stock options were valued as follows:

(A) 10,000 shares at an exercise price of $20.00 per share -     $12.33

(B) 14,000 shares at an exercise price of $25.00 per share -      $11.61

(C) 16,000 shares at an exercise price of $35.00 per share -      $10.48

The total stock compensation related to the Option Shares amounted to $453,580 and is amortized over the service period of six months from the grant date and have been included in stock based compensation in the consolidated Statement of Operations.

MAXLIFE FUND CORP. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD FROM THE DATE OF INCEPTION (9 JANUARY 2006) TO 31 AUGUST 2009

(Expressed in United States Dollars)

8.	SUPPLEMENTAL CASH FLOW INFORMATION

During the year ended 31 August 2009 and 2008 and for the period from inception (9 January 2006) to 31 August 2008, there were no interest or taxes paid by the Company.

During the year ended 31 August 2009 there were unrealized losses on available-for-sale securities of $Nil (2008 - $37,248).

On September 20, 2007, the Company issued 6,000 shares of common stock in exchange for services rendered by two individuals on the Board of Directors. For the year ended August 31, 2008, $34,200 of these services were rendered and included as stock based compensation.

On 21 April 2008 the Company executed stock option agreements with four directors of the Company in consideration for their appointment to the Board of Directors.  The total stock compensation related to the stock options amounted to $487,780 and are amortized over the service period of six months from the grant date. For the year ended 31 August 2009, the Company expensed $124,160 as stock based compensation related to the stock options.

9.	INVESTMENT IN JOINT VENTURE

During the quarter, MaxLife CGP Partners, LLC (the “Joint Venture”) executed a Limited Liability Company Certificate of Cancellation with the State of California Secretary of State and completed the dissolution of MaxLife CGP Partners, LLC. As result of dissolution, the Company has written down their investment in the Joint Venture during the quarter and reported a loss on investment in joint venture of $1,250 on the consolidated Statement of Operations.

10.   INCOME TAXES

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

The components of deferred income taxes have been determined at the combined Canadian federal and provincial statutory rate of 36.12% and US 15% statutory rate as follows:

	2009	2008

Deferred income tax asset:
Income tax losses available for carryforward	235,869	99,622
Unrealized loss on available-for-sale securities	1,838	25,573
Valuation allowance	(237,707)	(125,195)
Deferred income taxes	$-	$-

MAXLIFE FUND CORP. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD FROM THE DATE OF INCEPTION (9 JANUARY 2006) TO 31 AUGUST 2009

(Expressed in United States Dollars)

11.	COMMITMENT AND CONTINGENT LIABILITY

The Company is contingently liable for the payment of the premiums due on the insurance policies as described in Note 3.  Although the individual beneficiary is responsible for these payments, if they are not paid when they fall due, the Company must pay these premiums on the insured's behalf within a 30 day grace period or the policy would lapse.  As of 31 August 2009, the policies premiums were up to date and the policies were in good standing.

12.  FINANCIAL INSTRUMENTS

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

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and Director (the “Certifying Officer”) we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, the Certifying Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective. We and our auditors identified material weaknesses discussed below in the Report of management on internal control over financial reporting.

Report of Management on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

(i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

(ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors;

and

(iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement to the Company's annual or interim financial statements will not be prevented or detected.

In the course of management's assessment, we have identified the following material weaknesses in internal control over financial reporting:

-
Segregation of Duties – As a result of limited resources, we did not maintain proper segregation of incompatible duties. Namely the lack of an audit committee, an understaffed financial and accounting function, and the need for additional personnel to prepare and analyze financial information in a timely manner and to allow review and on-going monitoring and enhancement of our controls. The effect of the lack of segregation of duties potentially affects multiple processes and procedures.

-
Maintenance of Current Accounting Records – This weakness specifically affects the payments and purchase cycle and therefore we failed to maintain effective internal controls over the completeness and cut off of accounts payable, expenses and other capital transactions.

-	Application of GAAP – We did not maintain effective internal controls relating to the application of generally accepted accounting principles in accounting for transactions in a foreign currency.

We are in the continuous process of improving our internal control over financial reporting in an effort to eliminate these material weaknesses through improved supervision and training of our staff, but additional effort is needed to fully remedy these deficiencies. Management has engaged a Certified Public Accountant as a consultant to assist with the financial reporting process in an effort to mitigate some of the identified weaknesses. The Company is still in its development stage and intends on hiring the necessary staff to address the weaknesses once full operations have commenced.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Our directors and officers, as of November 30, 2009, are set forth below. The directors hold office for their respective term and until their successors are duly elected and qualified. Vacancies in the existing Board are filled by a majority vote of the remaining directors. The officers serve at the will of the Board of Directors.

Name	Age	Positions and Offices Held

Bennett Kurtz	49	President, Chief Executive Officer, Chief Financial Officer and Director

Dan Schmitt	42	Director

Randy Delkus	42	Director

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

Committees and Meetings

The board of directors is currently composed of three people. All board action requires the approval of a majority of the directors in attendance at a meeting at which a quorum is present.

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

We have not filed a Form 5 for the year ending August 31, 2009.

ITEM 11. EXECUTIVE COMPENSATION

The particulars of the compensation paid to the following persons:

(a)	our principal executive officer;
(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended August 31, 2009 and 2008; and
(c)
up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended August 31, 2009, 2008 and 2007, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE

		Annual Compensation				Long-Term Compensation
						Awards	Payouts
Name And Principal Position	Year	Salary	Bonus	Other Annual Compensation	Stock Award(s)	Options Awards	LTIP Payouts	All Other Compensation
		($)	($)	($)	($)	($)	($)	($)
Bennett Kurtz, Chief	2007	0	0	0	0	0	0	0
Executive Officer	2008	30,000 (1)	0	0	0	82,242 (2)	0	0
	2009	150,000 (1)				31,152 (2)

Mr. Dan Schmitt Director	2007	0	0	0	0	0	0	0
	2008	0	0	0	0	82,242 (2)	0	0
	2009					31,152 (2)

Mr. Randy Delkus Director	2007	0	0	0	0	0	0	0
	2008	0	0	0	17,100 (3)	82,242 (2)	0	0
	2009					31,152 (2)

Mr. Daniel E. Kahan	2007	0	0	0	0	0	0	0
	2008	0	0	0	17,100 (3)	82,242 (2) (4)	0	0
	2009					31,152 (2) (4)

(1)
In consideration of the services to be rendered hereunder, the Company hereby agrees to pay to Bennett Kurtz to serve as Chief Executive Officer of the Company $10,000 per month from June 1, 2008 to December 31, 2008 and then $12,500 per month commencing January 1, 2009 until December 31, 2009. $150,000 was accrued in the financial statements as at August 31, 2009.

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

(4)
On January 8, 2009, Daniel Kahan resigned as a member of the Board of Directors of Maxlife Fund Corp. We have included information relating to compensation paid to Mr. Daniel E. Kahan during his tenure as a director during the period September 1, 2008 to January 8, 2009 (date of resignation).

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the number of shares of Common Stock beneficially owned on November 30, 2009, the Closing Date, by each person who is known by the Company to beneficially own 5% or more of the Company’s Common Stock, each of the Company’s directors and executive officers, and all of the Company’s directors and executive officers, as a group:

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class (1)

Common	574667 Ontario Limited (2) 32 Prue Avenue Toronto, ON M6B 1R4	3,450,000	21.23%
Common	974257 Ontario Inc. 355 Hillhurst Blvd Toronto, ON M6B 1M9	1,170,000	7.20%

	All officers and directors as a group (1 person)	3,450,000	21.23%

(1)	Based on 16,253,168 shares of our common stock outstanding.
(2)	574667 Ontario Limited is controlled by Bennett Kurtz and there Mr. Kurtz is deemed as the beneficial owner of these shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the Company’s fiscal year ended August 31, 2009, we were billed approximately $22,698 (2008 – $30,000) for professional services rendered for the audit of our financial statements.

Audit-Related Fees

For the Company’s fiscal year ended August 31, 2009 and 2008 we did not incur any fees for services rendered for other audit related fees.

Tax Fees

For the Company’s fiscal year ended August 31, 2009 and 2008 we were billed approximately $12,751 (2008 - $Nil) for professional services rendered for tax compliance, tax advice, and tax planning.

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

We do not have an audit committee.  Our entire board of directors pre-approves all services provided by our independent auditors. The pre-approval process has just been implemented in response to the new rules. Therefore, our board of directors does not have records of what percentage of the above fees were pre-approved.  However, all of the above services and fees were reviewed and approved by the entire board of directors either before or after the respective services were rendered.

PART IV

ITEM 15. EXHIBITS

Exhibit Number	Exhibit Title

31.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports of Form 8-K filed in fourth quarter of the fiscal year:

Form 8-K filed on August 6, 2009 for the announcement that some of its founding shareholders have agreed to cancel a total of 14,050,000 shares of the Company's common stock in order to increase overall shareholder value for the Company.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

MAXLIFE FUND CORP.

By:	/s/ Bennett Kurtz
Bennett Kurtz
President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, and Director

Dated: November 30, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Bennett Kurtz	President, Chief Executive Officer,	November 30, 2009
Bennett Kurtz	Chief Financial Officer, Principal Accounting Officer, and Director