Form 10-Q
period 2009-11-30
MAXLIFE FUND CORP.
filed 2010-01-14
CIK 1379377

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2009

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of January 12, 2010: 16,253,168 shares of common stock.

MAXLIFE FUND CORP.

FORM 10-Q

November 30, 2009

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements	3
Item 2.	Management’s Discussion and Analysis of Financial Condition	9
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	12
Item 4T	Control and Procedures	12

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings	14
Item 1A.	Risk Factors	14
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14
Item 3.	Defaults Upon Senior Securities	14
Item 4.	Submission of Matters to a Vote of Security Holders	14
Item 5.	Other Information	14
Item 6.	Exhibits	14

SIGNATURE

Item 1. Financial Statements

MAXLIFE FUND CORP. AND SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

30 NOVEMBER 2009

MAXLIFE FUND CORP. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

AS AT

(Expressed in United States Dollars)

	30 November 2009 (Unaudited)	31 August 2009 (Audited)
ASSETS
Current Assets
Cash	$-	$48,917
Available-for-sale securities, at fair value (cost - $24,638, 31 August 2009-$24,638)	136	136
Total Current Assets	136	49,053
Long Term Assets
Investment in life insurance policies	550,090	533,307
Total Assets	$550,226	$582,360
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Bank indebtedness	$645	$-
Accounts payable and accrued liabilities	62,381	23,072
Management salary payable	182,500	150,000
Advances from stockholder	3,789	3,813
Dividends payable on preferred stock	16,500	-
Total Liabilities	265,815	176,885
Stockholders' Equity
Preferred stock $25.00 par value; Authorized 100,000,000; Issued and outstanding 26,400 (31 August 2009 - 26,400); non-voting; dividends of $0.625 paid on a quarterly basis; non-convertible; redeemable at the option of the Company after two years	660,000	660,000
Common stock $.001 par value; Authorized 200,000,000; Issued and outstanding 16,253,168 (31 August 2009 - 16,253,168)	16,253	16,253
Additional paid-in capital	1,100,626	1,100,626
Additional paid in capital - warrants	244,158	244,158
Accumulated other comprehensive loss	(39,062)	(41,061)
Deficit accumulated during the development stage	(1,697,564)	(1,574,501)
Total Stockholders' Equity	284,411	405,475
Total Liabilities and Stockholders' Equity	$550,226	$582,360

The accompanying notes are an integral part of these financial statements.

MAXLIFE FUND CORP. AND SUBSIDIARY

(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Expressed in United States Dollars)

(Unaudited)
	For the Three Months Ended 30 November2009	For the Three Months Ended 30 November 2008	For the Period from Inception (9 January 2006) to 30 November 2009
SALE OF POLICY	-	-	330,000
COST OF POLICY SOLD	-	-	303,250
GROSS PROFIT	-	-	26,750

EXPENSES
Professional fees	55,540	51,394	382,871
Management salaries	37,500	30,000	209,078
General and administrative	14,476	4,356	251,892
Interest and bank charges	514	136	3,619
Stock based compensation	-	124,610	487,780
(Gain) loss on foreign exchange	(953)	4,085	(544)
TOTAL OPERATING EXPENSES	107,077	214,581	1,334,696
LOSS FROM OPERATIONS	(107,077)	(214,581)	(1,307,946)
REALIZED LOSS ON SALE OF AVAILABLE-FOR-SALE SECURITIES	-		(16,474)
GOODWILL IMPAIRMENT LOSS	-	-	(35,269)
LOSS ON INVESTMENT IN JOINT VENTURE	-	-	(1,250)
INTEREST INCOME	514	743	6,534
NET LOSS	$(106,563)	$(213,838)	$(1,354,405)
FOREIGN CURRENCY TRANSLATION ADJUSTMENT	1,999	1,453	(14,560)
UNREALIZED LOSS ON AVAILABLE-FOR-SALE SECURITIES, NET OF DEFERRED TAXES	-	(5,917)	(24,502)
COMPREHENSIVE LOSS	$(104,564)	(218,302)	(1,393,467)
LOSS PER WEIGHTED NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	$0.00	$(0.01)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	29,801,382	30,303,168

The accompanying notes are an integral part of these financial statements.

MAXLIFE FUND CORP. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in United States Dollars)

(Unaudited)
	For the Three Months Ended 30 November 2009	For the Three Months Ended 30 November 2008	For the Period from Inception (9 January 2006) to 30 November 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(106,563)	$(213,838)	$(1,354,405)
Adjustments to reconcile net loss to net cash used in operating activities:
Goodwill impairment loss	-	-	35,269
Stock based compensation	-	124,610	453,580
Unrealized loss on available-for-sale securities	-	-	(88,318)
Equity issued to acquire 1255450 Ontario Limited	-	-	5,000
Issuance of common stock for services	-	-	75,200
Loss on investment in joint venture	-	-	1,250
Realization of loss on available for sale securities	-	-	57,973
Changes in operating assets and liabilities:
Available-for-sale securities	-	(5,306)	(136)
Proceeds on sale of policy	-	-	330,000
Purchase of insurance policies and capitalized premiums	(16,783)	(40,933)	(857,063)
Accounts payable and accrued liabilities	39,309	1,968	57,414
Management salary payable	32,500	30,000	182,500
CASH USED IN OPERATING ACTIVITIES	(51,537)	(103,499)	(1,101,736)
CASH FLOWS FROM INVESTING ACTIVITIES
Capital contribution - joint venture	-	-	(1,250)
Acquisition of 1255450 Ontario Limited	-	-	(21,739)
CASH FLOWS USED IN INVESTING ACTIVITIES	-	-	(22,989)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from bank indebtedness	645	-	645
Issuance of preferred stock	-	-	660,000
Advances to stockholder	(24)	(776)	(27,804)
Dividends paid	-	(16,500)	(82,500)
Financing fees	-	-	(8,000)
Issuance of common stock	-	-	591,100
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	621	(17,276)	1,133,441
EFFECT OF FOREIGN CURRENCY TRANSLATION	1,999	1,453	(8,716)
NET DECREASE IN CASH	(48,917)	(119,322)	-
CASH, BEGINNING OF YEAR	48,917	500,836	-
CASH, END OF YEAR	$-	$381,514	$-

The accompanying notes are an integral part of these financial statements.

1.	NATURE OF OPERATIONS

MaxLife Fund Corp, Inc. (the "Company") was incorporated on 9 January 2006 under the laws of the State of Wyoming.

The Company is concentrating on three major components of the Life Settlement sector (i) to generate fee income by providing a turnkey investment solution for accredited investors wanting to own life insurance policies, (ii) to obtain ownership in companies in the life settlement industry and (iii) to build a large portfolio for institutional buyers and be involved as an intermediary. MaxLife is positioning itself to grow with the industry and expand its operation to become one of the leaders in the Life Settlement sector.

2.	BASIS OF PRESENTATION

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three month period ended 30 November 2009 are not necessarily indicative of the results that may be expected for the year ending 31 August 2010.  For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended 31 August 2009.

Recent Accounting Pronouncements

In June 2009 the Financial Accounting Standards Board (“FASB”) issued statement No. 168, The FASB Accounting Standards Codification and The Hierarchy of Generally Accepted Accounting Principles. The Codification became the source of authoritative generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification supersedes all existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification is nonauthoritative. GAAP is not intended to be changed as a result of this statement, but will change the way the guidance is organized and presented. During the current quarter, the Company has implemented the Codification in the consolidated financial statements by providing references to the Accounting Standards Codification (“ASC”) topics.

3.	INVESTMENT IN INSURANCE POLICIES

As at 30 November 2009 the Company holds four life insurance policies with carrying amounts of $550,090 and face amounts totaling $2,650,000.

4.	ADVANCES FROM STOCKHOLDER

The advances from the stockholder are non-interest bearing, unsecured and are due on demand.  The carrying value of the advances approximates the market value due to the short-term maturity of the financial instruments.

5.	PREFERRED STOCK

During the quarter ended 30 November 2009 the company declared dividends on its 26,400 (31 August 2009 - 26,400) issued and outstanding preferred stock totaling $16,000 (31 August 2009 - $66,000).

6.	COMMITMENT AND CONTINGENT LIABILITY

The Company is contingently liable for the payment of the premiums due on the insurance policies as described in Note 3.  Although the individual beneficiary is responsible for these payments, if they are not paid when they fall due, the Company must pay these premiums on the insured's behalf within a 30 day grace period or the policy would lapse.  As of 30 November 2009, the policies premiums were up to date and the policies were in good standing.

7.	FAIR VALUE OF FINANCIAL INSTRUMENTS

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

We will continue to negotiate the sale of certain existing policies currently owned. We have negotiated a Letter of Intent in the first quarter of 2010 to sell certain policies currently owned.  We anticipate final closing of this transaction to occur during the second quarter of 2010.  This will further enable the company to be properly fund and carry forth its business plan and plan of operations.

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

During the previous quarter the Company entered into discussions with an investor and received a term sheet to provide financing arrangements. The Company is currently reviewing this term sheet financing. The Company wishes to raise financing that is most beneficial to shareholders, which is expected in the next quarter or two.

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

During the three months ended November 30, 2009 MaxLife has made a concentrated effort to bring to market a financial product that is based on Life Settlement Policies with maximum five year life expectancies. Investors open a Trust that is administered with the assistance of MaxLife. The investor can earn good returns on their Trust that own the Life Settlement Policies over the five year period program. There is available downside protection through a commitment from MaxLife and/or from outside companies. The product description and information is available on the website (www.themxway.com) and by contacting the company.

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

Results of Operations

Comparative Analysis for the three months ended November 30, 2009 and 2008:

General and administrative expenses for the three months ended November 30, 2009 were $14,476 and $4,356 for the three months ended November 30, 2008.  The increase during the three months ended November 30, 2009 was primarily attributable to increases in payments for travel, administrative office expenses and directors and officers insurance incurred in the business operations.

Professional fees for the three months ended November 30, 2009 were $55,540 and 51,394 for the three months ended November 30, 2008.  These fees are attributable to legal, accounting, tax, consulting and auditing services. The small increase in professional fees was attributable to the increase in consulting, tax, accounting fees and additional instances of preferred stock dividend payments during the three months ended November 30, 2009.

Stock based compensation for the three months ended November 30, 2009 were Nil and $124,610 for the three months ended November 30, 2008.  The decrease in stock based compensation was due to a reduced residual balance for amortization of stock options which commenced in April 2008.

For the three months ended November 30, 2009, we had a net loss of $106,563 and net loss of $213,838 for the three months ended November 30, 2008.   The decrease in operating expenses during the three months ended November 30, 2009 was due to lower general and administrative expenses and stock based compensation expenses during the period.

During the three months ended November 30, 2009 and three months ended November 30, 2008, we had no provision for income taxes due to the net operating losses incurred.

Capital Resources and Liquidity

We are still in the process of developing and implementing our business plan and raising additional capital. As such, management is taking action to obtain additional funding.

At November 30, 2009, we had negative working capital of approximately $265,679. It is the intent of management and significant stockholders, if necessary, to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity. However, there is no legal obligation for either management or significant stockholders to provide additional future funding. We have implemented a preferred share unit offering consisting of preferred shares plus warrants. The unit offering will be continued to be offered in order to obtain the financing we require.

During the last quarter the Company entered into discussions with an investor and received a term sheet to provide financing arrangements. The Company is currently reviewing this term sheet financing. The Company wishes to raise financing that is most beneficial to shareholders, which is expected in the next quarter or two.

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

Cash flows from operating activities

Cash flows used in operating activities for the three months ended November 30, 2009 were $51,537 and $103,499 for the three months ended November 30, 2008.  The decrease in cash flows used in operating activities was primarily due to an increase in accounts payable during the three months ended November 30, 2009.

Cash flows from investing activities

There were no cash flows used in investing activities for the three months ended November 30, 2009 and for the three months ended November 30, 2008.

Cash flows from financing activities

During the three months ended November 30, 2009, the Company declared quarterly dividends of $0.625 per share annually on its 26,400 issued and outstanding preferred stock totaling $16,500.

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

Refer to Note 3 of our August 31, 2009 audited financial statement, which summarizes our significant accounting policies. While all these significant accounting policies impact its financial condition and results of operations, MaxLife views certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on Max Life’s consolidated financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates.

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

Investment in Life Insurance Policies

Investment in life insurance policies are recorded in accordance with ASC 325-30, Investments in Insurance Contracts.  Under ASC 325-30 an investor may elect to account for its investments in life settlement contracts using either the investment method or the fair value method.  The election shall be made on an instrument by instrument basis and is irrevocable.  Under the investment method, an investor shall recognize the initial investment at the purchase price plus all initial direct costs.  Continuing costs

(policy premiums and direct external costs, if any) to keep the policy in force shall be capitalized.  Under the fair value method, an investor shall recognize the initial investment at the purchase price.  In subsequent periods, the investor shall remeasure the investment at fair value in its entirety at each reporting period and shall recognize change in fair value earnings (or other performance indicators for entities that do not report earnings) in the period in which the changes occur.  The Company has elected to value its investments in life settlement contracts using the investment method.

Stock Based Compensation

ASC 718 – Stock Compensation establishes standards for the accounting for transaction in which an entity exchanges its equity instruments for goods for services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. ASC 718 – Stock Compensation focuses primarily on accounting for transactions in which an entity obtains employee services in shared-based payment transactions. ASC 718 – Stock Compensation requires that the compensation cost relating to share-based payment transactions be recognized in the consolidated financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued.

In June 2009, the FASB approved SFAS No. 168, The FASB Accounting Standards Codification and The Hierarchy of Generally Accepted Accounting Principles. The Codification became the source of authoritative generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification supersedes all existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification is nonauthoritative. GAAP is not intended to be changed as a result of this statement, but will change the way the guidance is organized and presented.  The pronouncement is effective for financial statements issued for interim and annual periods ending after 15 September 2009. We have adopted the new Codification for the current quarter. The adoption did not have a material impact on the Company’s consolidated financial statements.

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

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 1A. Risk Factors.

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended August 31, 2009, filed with the SEC on November 30, 2009.

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

Signature	Title	Date

/s/ Bennett Kurtz	President, Chief Executive Officer	January 14, 2010
and Chief Financial Officer, (Principal Accounting Officer )