Form 10-Q
period 2010-02-28
MAXLIFE FUND CORP.
filed 2010-04-09
CIK 1379377

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2010

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
 _______________

1-866-752-5557
 (Registrant’s telephone number, including area code)
_______________

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

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes  No 

As of April 9, 2010, there were 16,253,168 shares outstanding of the registrant’s common stock.

MAXLIFE FUND CORP.

FORM 10-Q

February 28, 2010

PART II – OTHER INFORMATION		13

Item 1	Legal Proceedings	13
Item 1A.	Risk Factors	13
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	13
Item 3.	Defaults Upon Senior Securities	13
Item 4.	(Removed and Reserved)	13
Item 5.	Other Information	13
Item 6.	Exhibits	13

SIGNATURE		14

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

MAXLIFE FUND CORP. AND SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

28 FEBRUARY 2010

MAXLIFE FUND CORP. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

AS AT

(Expressed in United States Dollars)

	28 February 2010 (Unaudited)	31 August 2009 (Audited)
ASSETS

Current Assets
Cash	$-	$48,917
Available-for-sale securities, at fair value (cost - $24,638, 31 August 2009 - $24,638)	90	136
Total Current Assets	90	49,053

Long Term Assets
Investment in life insurance policies	557,695	533,307
Total Assets	$557,785	$582,360

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Bank indebtedness	$20,917	$-
Accounts payable and accrued liabilities	67,720	23,072
Management salary payable	217,400	150,000
Advances from stockholder	3,780	3,813
Dividends payable on preferred stock	33,000	-
Total Liabilities	342,817	176,885

Stockholders’ Equity
Preferred stock $25.00 par value; Authorized 100,000,000; Issued and outstanding 26,400 (31 August 2009 - 26,400); non-voting; dividends of $0.625 paid on a quarterly basis; non-convertible; redeemable at the option of the Company after two years	660,000	660,000
Common stock $.001 par value; Authorized 200,000,000; Issued and outstanding 16,253,168 (31 August 2009 - 16,253,168)	16,253	16,253
Additional paid-in capital	1,100,626	1,100,626
Additional paid in capital - warrants	244,158	244,158
Accumulated other comprehensive loss	(41,095)	(41,061)
Deficit accumulated during the development stage	(1,764,974)	(1,574,501)
Total Stockholders’ Equity	214,968	405,475
Total Liabilities and Stockholders’ Equity	$557,785	$582,360

The accompanying notes are an integral part of these financial statements.

MAXLIFE FUND CORP. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Expressed in United States Dollars)
            (Unaudited)

	For the Three Months Ended 28 Feb 2010	For the Three Months Ended 28 Feb 2009
SALE OF POLICY	-	-
COST OF POLICY SOLD	-	-
GROSS PROFIT	-	-
EXPENSES
Management salaries	37,500	36,502
Interest and bank charges	538	84
General and administrative	5,607	48,772
Professional fees	10,063	52,305
Gain on foreign exchange	(2,313)	(17,667)
TOTAL OPERATING EXPENSES	51,395	119,996
LOSS FROM OPERATIONS	(51,395)	(119,996)
INTEREST INCOME	486	428
NET LOSS	$(50,909)	$(119,568)
FOREIGN CURRENCY TRANSLATION ADJUSTMENT	(2,033)	(17,610)
UNREALIZED LOSS ON AVAILABLE-FOR-SALE SECURITIES	-	(1,302)
COMPREHENSIVE LOSS	(52,942)	(138,480)
LOSS PER WEIGHTED NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	0.00	0.00
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	16,253,168	30,303,168

The accompanying notes are an integral part of these financial statements.

MAXLIFE FUND CORP. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Expressed in United States Dollars)
                                                                                                     (Unaudited)

	For the Six Months Ended 28 February 2010	For the Six Months Ended 28 February 2009	For the Period from Inception (9 January 2006) to 28 February 2010
SALE OF POLICY	-	-	330,000
COST OF POLICY SOLD	-	-	303,250
GROSS PROFIT	-	-	26,750

EXPENSES
Management salaries	75,000	66,502	246,578
Professional fees	65,603	103,698	392,934
General and administrative	20,083	53,128	257,499
Interest and bank charges	1,052	220	4,157
Stock based compensation	-	124,610	487,780
Gain on foreign exchange	(3,266)	(13,582)	(2,857)
TOTAL OPERATING EXPENSES	158,472	334,576	1,386,091
LOSS FROM OPERATIONS	(158,472)	(334,576)	(1,359,341)
REALIZED LOSS ON SALE OF AVAILABLE-FOR-SALE SECURITIES	-		(16,474)
GOODWILL IMPAIRMENT LOSS	-	-	(35,269)
LOSS ON INVESTMENT IN JOINT VENTURE	-	-	(1,250)
INTEREST INCOME	1,000	1,171	7,020
NET LOSS	$(157,472)	$(333,405)	$(1,405,314)
FOREIGN CURRENCY TRANSLATION ADJUSTMENT	(34)	(16,156)	(16,593)
UNREALIZED LOSS ON AVAILABLE-FOR-SALE SECURITIES	-	(7,220)	(24,502)
COMPREHENSIVE LOSS	$(157,506)	(356,781)	(1,446,409)
LOSS PER WEIGHTED NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	$(0.01)	$(0.01)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	16,253,168	30,303,168

The accompanying notes are an integral part of these financial statements.

MAXLIFE FUND CORP. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in United States Dollars)
         (Unaudited)

	For the Six Months Ended 28 February 2010	For the Six Months Ended 28 February 2009	For the Period from Inception (9 January 2006) to 28 February 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(157,472)	$(333,405)	$(1,405,314)
Adjustments to reconcile net loss to net cash used in operating activities:
Goodwill impairment loss	-	-	35,269
Stock based compensation	-	124,609	453,580
Unrealized loss on available-for-sale securities	-	(7,220)	(88,318)
Dividends payable on preferred stock	-	-	33,000
Equity issued to acquire 1255450 Ontario Limited	-	-	5,000
Issuance of common stock for services	-	-	75,200
Loss on investment in joint venture	-	-	1,250
Realization of loss on available for sale securities	-	-	57,973
Changes in operating assets and liabilities:
Available-for-sale securities	46	1,913	(90)
Proceeds on sale of policy	-	-	330,000
Purchase of insurance policies and capitalized premiums	(24,423)	(50,942)	(864,703)
Accounts payable and accrued liabilities	44,682	1,228	62,787
Management salary payable	67,400	45,000	217,400
CASH USED IN OPERATING ACTIVITIES	(69,767)	(218,817)	(1,086,966)
CASH FLOWS FROM INVESTING ACTIVITIES
Capital contribution - joint venture	-	-	(1,250)
Acquisition of 1255450 Ontario Limited	-	-	(21,739)
CASH FLOWS USED IN INVESTING ACTIVITIES	-	-	(22,989)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from bank indebtedness	20,917	-	20,917
Issuance of preferred stock	-	-	660,000
Advances to stockholder	(33)	(763)	(27,813)
Dividends paid	-	(33,000)	(115,500)
Financing fees	-	-	(8,000)
Issuance of common stock	-	-	591,100
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	20,884	(33,763)	1,120,704
EFFECT OF FOREIGN CURRENCY TRANSLATION	(34)	(16,156)	(10,749)
NET DECREASE IN CASH	(48,917)	(268,736)	-
CASH, BEGINNING OF YEAR	48,917	500,836	-
CASH, END OF YEAR	$-	$232,100	$-

The accompanying notes are an integral part of these financial statements.

1.	NATURE OF OPERATIONS

MaxLife Fund Corp, Inc. (the “Company”) was incorporated on 9 January 2006 under the laws of the State of Wyoming.

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

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three month period ended 28 February 2010 are not necessarily indicative of the results that may be expected for the year ending 31 August 2010.  For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended 31 August 2009.

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

In January 2010, the FASB issued Accounting Standards Update 2010-06, or ASU No. 10-06, Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Measurements. ASU No. 10-06 requires an entity to disclose separately the amounts of significant transfers in and out of Level 1 and 2 fair value measurements, and describe the reasons for the transfers. Also, it requires additional disclosure regarding purchases, sales, issuances and settlements of Level 3 measurements. ASU No. 10-06 is effective for interim and annual periods beginning after December 15, 2009, except for the additional disclosure of Level 3 measurements, which is effective for fiscal years beginning after December 15, 2010. The Company does not expect the adoption of this statement to have a material impact on its consolidated financial statements.

3.	INVESTMENT IN INSURANCE POLICIES

As at 28 February 2010 the Company holds four life insurance policies with carrying amounts of $557,695 and face amounts totaling $2,650,000.

4.	ADVANCES FROM STOCKHOLDER

The advances from the stockholder are non-interest bearing, unsecured and are due on demand.  The carrying value of the advances approximates the market value due to the short-term maturity of the financial instruments.

5.	PREFERRED STOCK

During the quarter ended 28 February 2010 the company declared dividends on its 26,400 (31 August 2009 - 26,400) issued and outstanding preferred stock totaling $16,500 (31 August 2009 - $66,000).

6.	COMMITMENT AND CONTINGENT LIABILITY

The Company is contingently liable for the payment of the premiums due on the insurance policies as described in Note 3.  Although the individual beneficiary is responsible for these payments, if they are not paid when they fall due, the Company must pay these premiums on the insured’s behalf within a 30 day grace period or the policy would lapse.  As of 28 February 2010, the policies premiums were up to date and the policies were in good standing.

7.	FINANCIAL INSTRUMENTS

The carrying value of the Company’s cash, accounts payable and accrued liabilities, management salary payable and advances from stockholder approximates fair value because of the short term maturity of these instruments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Plan of Operations.

Certain statements contained in this quarterly filing, including, without limitation, statements containing the words “believes,” “anticipates,” “expects” and words of similar import, constitute forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

Such factors include, among others, the following: international, national and local general economic and market conditions; demographic changes; the ability of the Company to sustain, manage or forecast its growth; the ability of the Company to successfully make and integrate acquisitions; raw material costs and availability; new product development and introduction; existing government regulations and changes in, or the failure to comply with government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; and other factors referenced in this and previous filings.  Given these uncertainties, readers of this prospectus and investors are cautioned not to place undue reliance on such forward-looking statements.

Plan of Operations

During the next twelve months, we expect to take the following steps in connection with the further development of our business and the implementation of our plan of operations:

We will continue to make relationships with insurance brokers and their clients to seek out opportunistic policies and life settlements.  We will attempt to raise additional financing for working capital and marketing efforts.  We will also seek investment partners in order to raise the necessary funds to acquire existing policies on behalf of clients and partners. Such partners include banks, hedge funds, investment funds and sophisticated investors.  We will be sourcing new relationships with companies in the sector with the objective of purchasing an ownership in their businesses. Many opportunities are arising as the market place is seeing distress situations of Hedge Funds that need to liquidate life settlement policies and portfolios due to the ongoing financial crisis. MaxLife will review such situations and is open to discussions to determine the opportunities that can be cultivated accordingly.

We have shifted our business structure toward a business model which focuses on acquisition or funding of life policies of individuals on behalf of strategic buyers.  MaxLife is looking to generate fees by facilitating such transactions. We are no longer looking to purchase or fund life policies of individuals for our own inventory. Further, our goal is to earn fees by administering a large number of policies on behalf of clients and funds and earning a management and performance fee. In this regard, the current inventory of life settlement policies that MaxLife owns will also be put up for sale and MaxLife will maintain a performance fee as to future occurrences with such policies.

We will prepare advertisements and information material to disseminate to our network of brokers with the intention of ramping up purchases of policies for clients and partners.  With funds obtained from banks and investment funds we will be in a position to purchase and administer policies and portfolios on their behalf and thereby earn fees for administration and profit participation.  We will also look to offer a product which gives investors the security they require in these times and we will charge for our expertise and services of sourcing, buying, and monitoring their investments.

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

During the three months ended February 28, 2010, MaxLife has made a concentrated effort to bring to market a financial product that is based on life settlement policies with maximum life expectancies of five (5) years.  Investors open a trust that is administered with the assistance of MaxLife. The investor can earn good returns on their trust that own the life settlement policies over the five (5) year program period.  Downside protection is available through a commitment from MaxLife and/or from outside companies. The product description and information is available on the website (www.themxway.com) and by contacting the Company.

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

Results of Operations

Comparative Analysis for the six months ended February 28, 2010 and 2009:

General and administrative expenses for the six months ended February 28, 2010 were $20,083 and $53,128 for the six months ended February 28, 2009.  The decrease during the six months ended February 28, 2010, was primarily attributable to decreases in payments for travel, administrative office expenses, and directors and officers insurance incurred in the business operations.

Professional fees for the six months ended February 28, 2010 were $65,603 and $103,698 for the six months ended February 28, 2009.  These fees are attributable to legal, accounting, tax, consulting and auditing services. The decrease in professional fees was attributable to the decrease in consulting, tax, and accounting fees during the six months ended February 28, 2010.

Stock based compensation for the six months ended February 28, 2010 were $0 and $124,610 for the six months ended February 28, 2009.  The decrease in stock based compensation was due to a reduced residual balance for amortization of stock options which commenced in April 2008.

For the six months ended February 28, 2010, we had a net loss of $157,472 and net loss of $333,405 for the six months ended February 28, 2009.   The decrease in operating expenses during the six months ended February 28, 2010, was due to lower general and administrative expenses, professional fees and stock based compensation expenses during the period.

During the six months ended February 28, 2010, and six months ended February 28, 2009, we had no provision for income taxes due to the net operating losses incurred.

Capital Resources and Liquidity

We are still in the process of developing and implementing our business plan and raising additional capital. As such, management is taking action to obtain additional funding.

At February 28, 2010, we had negative working capital of approximately $342,727. It is the intent of management and significant stockholders, if necessary, to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity. However, there is no legal obligation for either management or significant stockholders to provide additional future funding. We have implemented a preferred share unit offering consisting of preferred shares and warrants. The unit offering will be continued to be offered in order to obtain the financing we require.

On March 22, 2010, MaxLife entered into three agreements to sell a 50% interest in three life settlement policies in which the Company is the owner. The purchase price is for a total of $275,000 of which a 10% deposit was received. The agreement states that the purchaser (a private entity, non affiliated with MaxLife), will take ownership of the policies and MaxLife will retain a 50% interest in the policies. MaxLife will be responsible to pay 50% of premium costs in regards to these policies. The funds from the sale of these policies will further enable the Company to be properly fund and carry forth its business plan and plan of operations. The sale of these policies will provide additional working capital requirements to the Company and will assist in developing and implementing its business plan.

Additional financing is available to the Company through the private placement of preferred share issuances to new and existing investors and shareholders. The Company has developed a financial product, MX-Series and strongly believes revenues will be generated within the next few quarters which will be utilized to support its plan of operations and future growth plans.

Cash flows from operating activities

Cash flows used in operating activities for the six months ended February 28, 2010, were $69,767 and $218,817 for the six months ended February 28, 2009.  The decrease in cash flows used in operating activities was primarily due to an increase in accounts payable during the six months ended February 28, 2010, and decreases in general and administrative and professional fees.

Cash flows from investing activities

There were no cash flows used in investing activities for the six months ended February 28, 2010, and for the six months ended February 28, 2009.

Cash flows from financing activities

During the six months ended February 28, 2010, the Company declared quarterly dividends of $0.625 per share annually on its 26,400 issued and outstanding preferred stock totaling $33,000. During the six months ended February 28, 2009, the Company declared quarterly dividends of $0.625 per share annually on its 26,400 issued and outstanding preferred stock totaling $33,000.

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

Refer to Note 2 of our August 31, 2009, audited financial statements (as filed with the SEC on Form 10-K on November 30, 2009), which summarizes our significant accounting policies. While all these significant accounting policies impact its financial condition and results of operations, MaxLife views certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on Max Life’s consolidated financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates.

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

Stock Based Compensation

ASC 718 – Stock Compensation establishes standards for the accounting for transaction in which an entity exchanges its equity instruments for goods for services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. ASC 718 – Stock Compensation focuses primarily on accounting for transactions in which an entity obtains employee services in shared-based payment transactions. ASC 718 – Stock Compensation requires that the compensation cost relating to share-based payment transactions be recognized in the consolidated financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company is subject to certain market risks, including changes in interest rates and currency exchange rates.  The Company does not undertake any specific actions to limit those exposures.

Item 4T.  Controls and Procedures.

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and Director (the “Certifying Officer”) we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Certifying Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective. We and our auditors identified material weaknesses discussed below in the Report of management on internal control over financial reporting.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement to the Company’s annual or interim financial statements will not be prevented or detected.

In the course of management’s assessment, we have identified the following material weaknesses in internal control over financial reporting:

•
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

•
Maintenance of Current Accounting Records – This weakness specifically affects the payments and purchase cycle and therefore we failed to maintain effective internal controls over the completeness and cut off of accounts payable, expenses and other capital transactions.

•	Application of GAAP – We did not maintain effective internal controls relating to the application of generally accepted accounting principles in accounting for transactions in a foreign currency.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.   Defaults Upon Senior Securities.

None.

Item 4.   (Removed and Reserved).

Item 5.   Other Information.

None.

Item 6.   Exhibits.

Exhibit No.     Description

31.1                 Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002

31.2                 Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1                 Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes Oxley Act of 2002

32.2                 Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAXLIFE FUND CORP.

April 9, 2010
/s/ Bennett Kurtz
Bennett Kurtz Chief Executive Officer Chief Financial Officer