Form 10-Q
period 2010-05-31
MAXLIFE FUND CORP.
filed 2010-07-12
CIK 1379377

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2010

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______to______.

MAXLIFE FUND CORP.
 (Exact name of registrant as specified in charter)

WYOMING	333-138298	98-0505734
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employee Identification No.)

45 Sheppard Avenue East, Suite 900
North York, Ontario, Canada M2N 5W9
 (Address of principal executive offices)
 _______________

416-200-0657 (Registrant’s telephone number, including area code)
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

As of July 12, 2010, there were 16,253,168 shares outstanding of the registrant’s common stock.

MAXLIFE FUND CORP.

FORM 10-Q

May 31, 2010

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

MAXLIFE FUND CORP. AND SUBSIDIARY
CONSOLIDATED FINANCIAL STATEMENTS
31 MAY 2010

MAXLIFE FUND CORP. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

AS AT May 31, 2010

(Expressed in United States Dollars)

	31 May 2010 (Unaudited)	31 August 2009 (Audited)

ASSETS
Current Assets
Cash	$-	$48,917
Available-for-sale securities, at fair value (cost - $24,638, 31 August 2009 - $24,638)	90	136
Accounts receivable	247,500	-
Total Current Assets	247,590	49,053
Long Term Assets
Investment in life insurance policies	311,354	533,307
Total Assets	$558,944	$582,360

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Bank indebtedness	$22,470	$-
Loan payable	17,000	-
Accounts payable and accrued liabilities	56,352	23,072
Management salary payable	252,980	150,000
Advances from stockholder	3,293	3,813
Dividends payable on preferred stock	49,500	-
Total Liabilities	$401,595	$176,885

Stockholders' Equity
Preferred stock $25.00 par value; Authorized 100,000,000; Issued and outstanding 26,400 (31 August 2009 - 26,400); non-voting; dividends of $0.625 paid on a quarterly basis; non-convertible; redeemable at the option of the Company after two years	660,000	660,000
Common stock $.001 par value; Authorized 200,000,000; Issued and outstanding 16,253,168 (31 August 2009 - 16,253,168)	16,253	16,253
Additional paid-in capital	1,100,626	1,100,626
Additional paid in capital - warrants	244,158	244,158
Accumulated other comprehensive loss	(37,504)	(41,061)
Deficit accumulated during the development stage	(1,826,184)	(1,574,501)
Total Stockholders' Equity	157,349	405,475
Total Liabilities and Stockholders' Equity	$558,944	$582,360

The accompanying notes are an integral part of these financial statements.

MAXLIFE FUND CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Expressed in United States Dollars)

	For the Nine Months Ended 31 May 2010	For the Nine Months Ended 31 May 2009	For the Period from Inception (9 January 2006) to 31 May 2010
SALE OF POLICIES	275,000	-	605,000
COST OF POLICIES SOLD	267,688	-	570,938
GROSS PROFIT	7,312	-	34,062

EXPENSES
Management salaries	112,500	104,002	284,078
Professional fees	78,105	161,103	405,436
General and administrative	21,522	87,225	258,938
Interest and bank charges	1,640	490	4,745
Stock based compensation	-	124,610	487,780
Gain on foreign exchange	(2,752)	(13,582)	(2,343)
TOTAL OPERATING EXPENSES	211,015	463,848	1,438,634
LOSS FROM OPERATIONS	(203,703)	(463,848)	(1,404,572)
REALIZED LOSS ON SALE OF AVAILABLE-FOR-SALE SECURITIES	-		(16,474)
GOODWILL IMPAIRMENT LOSS	-	-	(35,269)
LOSS ON INVESTMENT IN JOINT VENTURE	-	(1,250)	(1,250)
INTEREST INCOME	1,521	1,587	7,541
NET LOSS	$(202,182)	$(463,511)	$(1,450,024)
FOREIGN CURRENCY TRANSLATION ADJUSTMENT	3,557	(13,708)	(13,002)
UNREALIZED LOSS ON AVAILABLE-FOR-SALE SECURITIES, NET OF DEFERRED TAXES	-	(7,475)	(24,502)
COMPREHENSIVE LOSS	$(198,625)	(484,694)	(1,487,528)
LOSS PER WEIGHTED NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	$(0.01)	$(0.02)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	16,253,168	30,303,168

The accompanying notes are an integral part of these financial statements.

MAXLIFE FUND CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Expressed in United States Dollars)

	For the Three Months Ended 31 May 2010	For the Three Months Ended 31 May 2009
SALE OF POLICY	275,000	-
COST OF PRODUCTS SOLD	267,688	-
GROSS PROFIT	7,312	-
EXPENSES
Management salaries	37,500	37,500
Interest and bank charges	588	270
General and administrative	1,439	34,097
Professional fees	12,502	57,405
Loss on foreign exchange	514	-
TOTAL OPERATING EXPENSES	52,543	129,272
LOSS FROM OPERATIONS	(45,231)	(129,272)
LOSS ON INVESTMENT IN JOINT VENTURE	-	(1,250)
INTEREST INCOME	521	416
NET LOSS	$(44,710)	$(130,106)
FOREIGN CURRENCY TRANSLATION ADJUSTMENT	3,590	(2,448)
UNREALIZED LOSS ON AVAILABLE-FOR-SALE SECURITIES, NET OF DEFERRED TAXES	-	(255)
COMPREHENSIVE LOSS	(41,120)	(132,809)
LOSS PER WEIGHTED NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	0.00	0.00
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	16,253,168	30,303,168

The accompanying notes are an integral part of these financial statements.

MAXLIFE FUND CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in United States Dollars)

	For the Nine Months Ended 31 May 2010	For the Nine Months Ended 31 May 2009	For the Period from Inception (9 January 2006) to 31 May 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(202,182)	$(463,511)	$(1,450,024)
Adjustments to reconcile net loss to net cash used in operating activities:
Goodwill impairment loss	-	-	35,269
Stock based compensation	-	124,610	453,580
Unrealized loss on available-for-sale securities	-	(7,475)	(88,318)
Equity issued to acquire 1255450 Ontario Limited	-	-	5,000
Issuance of common stock for services	-	-	75,200
Loss on investment in joint venture	-	-	1,250
Realization of loss on available for sale securities	-	-	57,973
Changes in operating assets and liabilities:
Available-for-sale securities	46	2,169	(90)
Proceeds on sale of policies	275,000	-	605,000
Purchase of insurance policies and capitalized premiums	(53,048)	(65,642)	(893,328)
Accounts receivable	(247,500)	-	(247,500)
Accounts payable and accrued liabilities	33,280	358	51,385
Management salary payable	102,980	82,500	252,980
Loss on investment in joint venture	-	1,250	-
CASH USED IN OPERATING ACTIVITIES	(91,424)	(325,741)	(1,141,623)
CASH FLOWS FROM INVESTING ACTIVITIES
Capital contribution - joint venture	-	-	(1,250)
Acquisition of 1255450 Ontario Limited	-	-	(21,739)
CASH USED IN INVESTING ACTIVITIES	-	-	(22,989)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from bank indebtedness	22,470	-	22,470
Issuance of preferred stock	-	-	660,000
Advances to stockholder	(520)	(880)	(28,300)
Dividends paid	-	(49,500)	(82,500)
Financing fees	-	-	(8,000)
Issuance of common stock	-	-	591,100
Loan payable	17,000	-	17,000
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	38,950	(50,380)	1,171,770
EFFECT OF FOREIGN CURRENCY TRANSLATION	3,557	(13,709)	(7,158)
NET DECREASE IN CASH	(48,917)	(389,830)	-
CASH, BEGINNING OF PERIOD	48,917	500,836	-
CASH, END OF PERIOD	$-	$111,006	$-

The accompanying notes are an integral part of these financial statements.

1.	NATURE OF OPERATIONS

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

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three month period ended 31 May 2010 are not necessarily indicative of the results that may be expected for the year ending 31 August 2010.  For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended 31 August 2009.

Recent Accounting Pronouncements

In June 2009 the Financial Accounting Standards Board (“FASB”) issued statement No. 168, The FASB Accounting Standards Codification and The Hierarchy of Generally Accepted Accounting Principles. The Codification became the source of authoritative generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification supersedes all existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification is nonauthoritative. GAAP is not intended to be changed as a result of this statement, but will change the way the guidance is organized and presented. During the current year, the Company has implemented the Codification in the consolidated financial statements by providing references to the Accounting Standards Codification (“ASC”) topics.

In April 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-13—Compensation—Stock Compensation (Topic 718),which addresses the classification of an employee share-based payment award with an exercise price denominated in the currency of a market in which the underlying equity security trades. This Update provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The Company expects that the adoption of the amendments in this update will not have any significant impact on its financial position and results of operations.

In April 2010, the FASB issued ASU No. 2010-17—Revenue Recognition—Milestone Method (Topic 605), which provide guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. A vendor can recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. A milestone should be considered substantive in its entirety. An individual milestone may not be bifurcated. The amendments in this Update are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. The Company expects that the adoption of the amendments in this update will not have any significant impact on its financial position and results of operations.

In January 2010, the FASB issued ASU No. 2010-06—Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.  This Update amends Subtopic 820-10 that requires new disclosures about transfers in and out of Levels 1 and 2 and activity in Level 3 fair value measurements. This Update also amends Subtopic 820-10 to clarify certain existing disclosures. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010.

January 2010, the FASB issued ASU 2010-02, Consolidation: Accounting and Reporting for Decreases in Ownership of a Subsidiary – A Scope Clarification. ASU 2010-02 amends the Codification to clarify that the scope of the decrease in ownership provisions of ASC 810-10 and related guidance applies to: (i) a subsidiary or group of assets that is a business or nonprofit activity; (ii) a subsidiary that is a business or nonprofit activity that is transferred to an equity method or joint venture; (iii) an exchange of a group of assets that constitutes a business or nonprofit activity for a non-controlling interest in an entity (including an equity-method investee or joint venture); and (iv) a decrease in ownership in a subsidiary that is not a business or nonprofit activity when the substance of the transaction causing the decrease in ownership is not addressed in other authoritative guidance. If no other guidance exists, an entity should apply the guidance in ASC 810-10. The amendments in the update also clarify that the decrease in ownership guidance in ASC 810-10 does not apply to sales of in-substance real estate or conveyances of oil and gas mineral rights, even if these transfers involve businesses.

In January 2010, the FASB issued ASU 2010-01, Equity: Accounting for Distributions to Shareholders with Components of Stock and Cash. ASU 2010-01 amends the Codification to clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in earnings per share prospectively and is not a stock dividend. ASU 2010-01 codifies the consensus reached by the Emerging Issues Task Force in Issue No. 09-E, Accounting for Stock Dividends, including Distributions to Shareholders with Components of Stock and Cash.

In October 2009, the FASB issued ASU 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. This update addressed the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than a combined unit and will be separated in more circumstances that under existing US GAAP. This amendment has eliminated that residual method of allocation. Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after 15 June 2010. Early adoption is permitted. The Company does not expect the provisions of ASU 2009-13 to have a material effect on the financial position, results of operations or cash flows of the Company.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R), (codified by ASU No. 2009-17 issued in December 2009). The standard amends FIN No. 46(R) to require a company to analyze whether its interest in a variable interest entity (“VIE”) gives it a controlling financial interest. A company must assess whether it has an implicit financial responsibility to ensure that the VIE operates as designed when determining whether it has the power to direct the activities of the VIE that significantly impact its economic performance. Ongoing reassessments of whether a company is the primary beneficiary are also required by the standard. SFAS No. 167 amends the criteria to qualify as a primary beneficiary as well as how to determine the existence of a VIE. The standard also eliminates certain exceptions that were available under FIN No. 46(R). This Statement will be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009. Earlier application is prohibited. Comparative disclosures will be required for periods after the effective date. It is expected the adoption of this Statement will have no material effect on the Company’s Consolidated

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140, (codified by ASU No. 2009-16 issued in December 2009). SFAS No. 166 limits the circumstances in which a financial asset should be derecognized when the transferor has not transferred the entire financial asset by taking into consideration the transferor’s continuing involvement. The standard requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor’s beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale. The concept of a qualifying special-purpose entity is removed from SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” along with the exception from applying FIN 46(R), Consolidation of Variable Interest Entities. The standard is effective for the first annual reporting period that begins after November 15, 2009. Earlier application is prohibited. It is expected the adoption of this Statement will have no material effect on the Company’s Consolidated Financial Statements.

3.	INVESTMENT IN INSURANCE POLICIES

As at 31 May 2010 the Company holds four life settlement policies with carrying amounts of $311,354 and face amounts totaling $1,350,000.

On March 22, 2010, the Company sold a 50% interest in three life settlement policies in which the Company is the owner. The purchase price was for a total of $275,000 of which a 10% deposit was received during the three months ended 31 May 2010. The agreement states that the purchaser (a private entity, non- affiliated with MaxLife), will take ownership of the policies and MaxLife will retain a 50% interest in the face value of the policies. MaxLife will be responsible to pay 50% of subsequent premium costs and expenses in regards to these policies.

4.	ADVANCES FROM STOCKHOLDER

The advances from the stockholder are non-interest bearing, unsecured and are due on demand.  The carrying value of the advances approximates the market value due to the short-term maturity of the financial instruments.

5.	LOAN PAYABLE

During the three months ended 31 May 2010, the Company received advances from loans payable from a non-related party totaling $17,000.  These loans are unsecured, non interest bearing with no specified terms of repayment.

6.	PREFERRED STOCK

During the three months ended ended 31 May 2010 the Company declared dividends on its 26,400 issued and outstanding preferred stock totaling $16,500 (31 August 2009 - $66,000).

7.	COMMITMENT AND CONTINGENT LIABILITY

The Company is contingently liable for the payment of its share of premiums due on the insurance policies as described in Note 3.  Although the individual beneficiary is responsible for these payments, if they are not paid when they fall due, the Company must pay these premiums on the insured's behalf within a 30 day grace period or the policy would lapse.  As of 31 May 2010, the policies premiums were up to date and the policies were in good standing.

8.	FINANCIAL INSTRUMENTS

The carrying value of the Company’s cash, accounts receivable, bank indebtedness, loan payable, accounts payable and accrued liabilities, management salary payable and advances from stockholder approximates fair value because of the short term maturity of these instruments.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Plan of Operations

During the next twelve months, we expect to take the following steps in connection with the further development of our business and the implementation of our plan of operations:

We will continue to make relationships with insurance brokers and their clients to seek out opportunistic policies and life settlements.  We will attempt to raise additional financing for working capital and marketing efforts.  We will also seek investment partners in order to raise the necessary funds to acquire existing policies on behalf of clients and partners. Such partners include banks, hedge funds, investment funds and sophisticated investors.  We will be sourcing new relationships with companies in the sector with the objective of purchasing an ownership in their businesses. Many opportunities are arising as the market place is seeing distress situations of Hedge Funds that need to liquidate life settlement policies and portfolios due to the ongoing financial crisis. We will review such situations and is open to discussions to determine the opportunities that can be cultivated accordingly.

We have shifted our business structure toward a business model which focuses on acquisition or funding of life policies of individuals on behalf of strategic buyers.  We are looking to generate fees by facilitating such transactions. We are no longer looking to purchase or fund life policies of individuals for our own inventory. Further, our goal is to earn fees by administering a large number of policies on behalf of clients and funds and earning a management and performance fee. In this regard, the current inventory of life settlement policies that we own will also be put up for sale and we will maintain a performance fee as to future occurrences with such policies.

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

During the three months ended May 31, 2010, we  made a concentrated effort to bring to market a financial product that was based on life settlement policies with maximum life expectancies of five (5) years.  Investors open a trust that is administered with our assistance. The investor can earn good returns on their trust that own the life settlement policies over the five (5) year program period.  Downside protection is available through a commitment from us and/or from outside companies.

Our management has travelled to countries and met with pension funds, hedge funds, insurance companies and accredited investor groups that have been apprised of the life settlement industry and the product has been made available to them as a turnkey investment opportunity.

We will continue to focus on these groups that we met during the past year and will pursue new opportunities by making inroads with wealth management groups in additional countries as well.

Results of Operations for the nine months ended May 31, 2010 and 2009

General and administrative expenses for the nine months ended May 31, 2010 were $21,522 and $87,225 for the nine months ended May 31, 2009.  The decrease during the nine months ended May 31, 2010, was primarily attributable to decreases in payments for travel, administrative office expenses, and directors and officers insurance incurred in the business operations.

Professional fees for the nine months ended May 31, 2010 were $78,105 and $161,103 for the nine months ended May 31, 2009.  These fees are attributable to legal, accounting, tax, consulting and auditing services. The decrease in professional fees was attributable to the decrease in consulting, tax, and accounting fees during the nine months ended May 31, 2010.

Stock based compensation for the nine months ended May 31, 2010 were $Nil and $124,610 for the nine months ended May 31, 2009.  The decrease in stock based compensation was due to a reduced residual balance for amortization of stock options which commenced in April 2008.

For the nine months ended May 31, 2010, we had a net loss from operations of $203,703 and net loss of $463,848 for the nine months ended May 31, 2009.   The decrease in operating expenses during the nine months ended May 31, 2010, was due to lower general and administrative expenses, professional fees and stock based compensation expenses during the period.

During the nine months ended May 31, 2010, and nine months ended May 31, 2009, we had no provision for income taxes due to the net operating losses incurred.

Capital Resources and Liquidity

We are still in the process of developing and implementing our business plan and raising additional capital. As such, management is taking action to obtain additional funding.

At May 31, 2010, we had negative working capital of approximately $154,005. It is the intent of management and significant stockholders, if necessary, to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity. However, there is no legal obligation for either management or significant stockholders to provide additional future funding. We have implemented a preferred share unit offering consisting of preferred shares and warrants. The unit offering will be continued to be offered in order to obtain the financing we require.

During the quarter, we entered into agreements to sell a 50% interest in three life settlement policies in which  we are the owner. The purchase price was for a total of $275,000 of which a 10% deposit was received. The agreement states that the purchaser (a private entity, non affiliated with MaxLife), will take ownership of the policies and we will retain a 50% interest in the policies. Wewill be responsible to pay 50% of premium costs in regards to these policies. The funds from the sale of these policies will further enable us to be properly funded and carry forth its business plan and plan of operations. The sale of these policies will provide additional working capital requirements to us and will assist in developing and implementing our business plan.

Additional financing is available to us through the private placement of preferred share issuances to new and existing investors and shareholders. We have developed a financial product, and we believe that revenues will be generated within the next few quarters which will be utilized to support our plan of operations and future growth plans.

Cash flows from operating activities

Cash flows used in operating activities for the nine months ended May 31, 2010, were $57,865 and $325,741 for the nine months ended May 31, 2009.  The decrease in cash flows used in operating activities was primarily due to the sale of a 50% interest in three life settlement policies in which we are the owner and increases in accounts payable, loan payable, decreases in general and administrative fees as well as  professional fees during the nine months ended May 31, 2010.

Cash flows from investing activities

There were no cash flows used in investing activities for the nine months ended May 31, 2010, and for the nine months ended May 31, 2009.

Cash flows from financing activities

During the nine months ended May 31, 2010, we declared quarterly dividends of $0.625 per share annually on our 26,400 issued and outstanding preferred stock totaling $16,500. During the nine months ended May 31, 2009, we declared quarterly dividends of $0.625 per share annually on our 26,400 issued and outstanding preferred stock totaling $49,500.

We are also reviewing other financing options such as lines of credits or asset based loans to coincide with the equity raised.

Critical Accounting Policies

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Refer to Note 2 of our August 31, 2009, audited financial statements (as filed with the SEC on Form 10-K on November 30, 2009), which summarizes our significant accounting policies. While all these significant accounting policies impact its financial condition and results of operations, our view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our consolidated financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates.

Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

We  believe that the following discussion addresses our most critical accounting policies, which are those that are most important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are subject to certain market risks, including changes in interest rates and currency exchange rates.  We do not undertake any specific actions to limit those exposures.

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

MAXLIFE FUND CORP.

July 12, 2010
/s/ Bennett Kurtz
Bennett Kurtz Chief Executive Officer Chief Financial Officer