Form 10-K
period 2010-08-31
MAXLIFE FUND CORP.
filed 2010-11-16
CIK 1379377

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2010

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File No. 333-138298

MAXLIFE FUND CORP.
(Exact name of registrant as specified)

WYOMING	98-0505734
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

45 Sheppard Avenue East, Suite 900 North York, Ontario Canada	M2N 5W9
(Address of principal executive offices)	(Zip Code)

 416-200-0657(Registrant’s telephone number, including area code)

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

Revenues for year ended August 31, 2010: $275,000

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of November 15, 2010, was: $69,120,907

Number of shares of the registrant’s common stock outstanding as of November 15, 2010 was: 16,253,168

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

Business of Issuer

General

MaxLife Fund Corp. is concentrating on three major components of the Life Settlement sector; (1) to generate fee income by providing a turnkey investment solution for accredited investors wanting to own policies, (2) to obtain ownership in companies in the life settlement industry and (3) to build a large portfolio for institutional buyers and be involved as an intermediary. MaxLife is positioning itself to grow with the industry and expand its operation to become one of the leaders in the Life Settlement sector.  In prior reporting periods, we unsuccessfully attempted to market a financial product known as the “MX Series” to Israeli investors.  This product was based on life settlement policies owned by a trust administered with our assistance.  We believed that the sale of this product would enable us to generate fee income by providing a turnkey investment solution for accredited investors wanting to own life insurance policies.  We have discontinued, and have no current plans to resume, marketing of this product.

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

We are a development company.  We will require additional funds to implement our business plan.  We are attempting to raise funds through a preferred share unit offering consisting of preferred shares and warrants. There is no assurance that we will be able to obtain additional funding through this or other equity offerings  or that such funding, if available, will be obtained on terms favorable to or affordable by us.

We believe our current resources are adequate to meet our obligations over the next twelve months.

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

Securities Regulations

Some states and the Securities and Exchange Commission have attempted to treat life settlements as securities under federal or state securities laws and have successfully done so in circumstances in which the transactions were structured as securities. Although we believe that a combination of consumer protection-type laws and existing insurance regulations provide an appropriate framework for regulation of the industry, we intend to conduct business under the assumption that life settlement products are securities.

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

Regulators Have Expressed Concern About the Life Settlement Industry

The life settlement industry came under increased regulatory scrutiny in 2010.  The SEC expressed concern that there is inconsistent regulation of participants in the life settlements market, and recommended that life settlements be clearly defined as securities so that investors in these transactions are protected under the federal securities laws.  The Government Accountability Office warned consumers about participating in life-settlement transactions “due to a lack of clear, consistent state oversight.”  The FINRA, which regulates registered broker-dealers, has expressed concerns about member firm activity involving variable life settlement transactions.  These concerns are likely to result in increased governmental regulation, which could impede the Company’s ability to carry out its business plan.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Holders of Our Common Stock

As of November 15, 2010, we had approximately 16,253,168 shares issued and outstanding and 28 registered holders of our common stock.

The Company’s common shares, par value $0.001 (the “Shares”) were approved for trading on the Over-the-Counter Bulletin Board (OTC-BB) under the symbol MXFB on June 29, 2007.

The table set forth below reflects the reported high and low bid prices of the Common Stock for each quarter for the period indicated. These prices are all on the basis of the pre reverse stock split. Such prices are interdealer prices without retail markups, markdowns or commissions and may not represent actual transactions.

QUARTER ENDED	HIGH	LOW

August 31, 2010	$10.00	$5.90
May, 31, 2010	$10.02	$4.00
February 28, 2010	$11.50	$7.90
November 30, 2009	$12.00	$3.50
August 31, 2009	$19.00	$12.00
May 31, 2009	$22.00	$7.00
February 29, 2009	$20.00	$14.75
November 30, 2008	$26.75	$15.50
August 31, 2008	$29.55	$14.72

Dividends

During the year ended August 31, 2010, the Company accrued quarterly dividends of $0.625 per share on its 26,400 issued and outstanding preferred stock totaling $66,000.  The preferred stock entitles the holders to receive a dividend equal to $0.625 per share to be paid on a quarterly basis.

The Company has been accruing dividends as they prioritized to use funds for working capital, such as professional fees and premium payments for owned Insurance policies. As funds become available through operations and/or funds raised the Company will revisit this matter.

Payment of dividends on common shares in the future will depend upon our earnings, capital requirements, and other factors, which our Board of Directors may deem relevant.

ITEM 6.    SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and the Consolidated Financial Statements and related notes thereto that are included in this Report.

	Year Ended 31 August,
	2010	2009	2008	2007
Operating Results
Operating revenues	$275,000	$-	$330,000	$-
(Loss) Earnings	$(285,070)	$(591,855)	$(632,882)	$23,388
Comprehensive loss	$(263,460)	$(547,710)	$(667,035)	$(21,823)
Loss per weighted average number of shares outstanding	$0.02	$0.02	$0.02	$0.00

	2010	2009	2008	2007
Balance Sheet Data at Fiscal Year End
Total Assets	$451,670	$582,360	$957,354	$1,016,141
Total Liabilities	$375,655	$176,885	$62,778	$453,200
Dividends paid on preferred shares	$66,000	$66,000	$16,500	$-

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

We have shifted our business structure toward a business model which focuses on acquisition or funding of life policies of individuals on behalf of strategic buyers.  MaxLife is looking to generate fees by facilitating such transactions. We are no longer looking to purchase or fund life policies of individuals for our own inventory. Our goal also is to earn fees by administering a large number of policies on behalf of clients and funds and earning a management and performance fee. In this regards, the current inventory of Life Settlement policies that MaxLife owns will also be put up for sale and MaxLife will maintain an performance fee as to future occurrences with such policies. With funds obtained from investment partners we will be in a position to purchase and administer policies and portfolios on their behalf and thereby earn fees for administration and profit participation.

During the third Quarter of 2010, MaxLife sold a 50% ownership in 3 policies and was able to recoup the percentage of funds invested in those policies to date, with no capital lost. MaxLife still maintains a 50% interest on policies that if matured would realize gross funds of $1,350,000.

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

The Company is committed to enter into financing arrangements that are both beneficial to shareholders and which will strengthen the Company’s business operations and opportunity to expand its business.

Results of Operations

Comparative Analysis for the year ended August 31, 2010 and 2009:

Revenue for the year ended August 31, 2010 was $275,000 and $0 for the year ended August 31, 2009.  Cost of Sales for the year ended August 31, 2010 was $267,688 and $0 for the year ended August 31, 2009.  Gross profit for the year ended August 31, 2010 was $7,312 and $0 for the year ended August 31, 2009.  The revenues and related cost of sales and gross profit in fiscal 2010 resulted from the sale of 50% beneficial interests in three life settlement policies in which the Company is the owner during the third quarter of 2010.

General and administrative expenses for the year ended August 31, 2010 were $24,800 and $97,396 for the year ended August 31, 2009.  The decrease during the year ended August 31, 2010 was primarily attributable to decreases in payments for travel, administrative office expenses and directors and officers insurance incurred in the business operations.

Professional fees for the year ended August 31, 2010 were $97,328 and $177,125 for the year ended August 31, 2009.  These fees are attributable to legal, accounting, tax, consulting and auditing services. The decrease in professional fees was attributable to the decrease in consulting, tax, accounting fees during the year ended August 31, 2010.

Stock based compensation for the year ended August 31, 2010 were $0 and $124,610 for the year ended August 31, 2009.  The decrease in stock based compensation was due to a reduced residual balance for amortization of stock options which commenced in April 2008.

For the year ended August 31, 2010, we had a net loss of $258,070 and net loss of $591,855 for the year ended August 31, 2009.   The decrease in operating expenses during the year ended August 31, 2010 was due to lower general and administrative expenses, professional fees and stock based compensation expenses during the period. The sale of a policy during the third quarter of 2010 contributed to the decrease in the net loss during the year ended August 31, 2010.

During the year ended August 31, 2010 and year ended August 31, 2009, we had no provision for income taxes due to the net operating losses incurred.

Capital Resources and Liquidity

We are still in the process of developing and implementing our business plan and raising additional capital. As such, management is taking action to obtain additional funding.

At August 31, 2010, we had negative working capital of approximately $246,073. It is the intent of management and significant stockholders, if necessary, to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity. However, there is no legal obligation for either management or significant stockholders to provide additional future funding. .We have implemented a preferred share unit offering consisting of preferred shares plus warrants. The unit offering will be continued to be offered in order to obtain the financing we require.

During the third Quarter MaxLife sold a 50% ownership in 3 policies and was able to recoup the percentage of funds invested in those policies to date, with no capital lost. MaxLife still maintains a 50% interest on policies that if matured, would realize gross funds of $1,350,000.

Funds have been set aside to maintain payment for policies over the next 12 months. Certain payments are being accrued, (such as dividends and some wages) and other such costs as professional fees, can be paid by the current cash position.

The ability to sell the other 50% in the ownership in the 3 policies is available to the Company and will be revisited if and when required.

We currently are developing other life settlement and annuity products that management believes will give investors a sound investment with an attractive return.  We hope to market these products to accredited investors and through broker/ dealers, in full compliance with applicable securities laws, and with the benefit of all appropriate disclosures, within the next two quarters.

Cash flows from operating activities

Cash flows provided by (used in) operating activities for the year ended August 31, 2010 were $38,091 and ($371,211) for the year ended August 31, 2009.  The decrease in cash flows used in operating activities was primarily due to the increase sales of life insurance policies during the year during the third quarter of 2010, as well as reduced general and administrative costs and professional fees.

Cash flows from investing activities

There were no cash flows used in investing activities for the year ended August 31, 2010 and for the year ended August 31, 2009.

Cash flows from financing activities

There were no significant cash flows used in investing activities for the year ended August 31, 2010.

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

Our significant accounting policies are summarized in Note 2 of our financial statements. While all these significant accounting policies impact its financial condition and results of operations, Max Life views certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on Max Life’s consolidated financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates.

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

Investment in Life Insurance Policies

Investment in life insurance policies are recorded in accordance Accounting Standards Codification (“ASC”) 325-30, Investments in Insurance Contracts   ASC 325-30 states that an investor may elect to account for its investments in life settlement contracts using either the investment method or the fair value method.  The election shall be made on an instrument by instrument basis and is irrevocable.  Under the investment method, an investor shall recognize the initial investment at the purchase price plus all initial direct costs.  Continuing costs (policy premiums and direct external costs, if any) to keep the policy in force shall be capitalized.  Under the fair value method, an investor shall recognize the initial investment at the purchase price.  In subsequent periods, the investor shall remeasure the investment at fair value in its entirety at each reporting period and shall recognize change in fair value earnings (or other performance indicators for entities that do not report earnings) in the period in which the changes occur.  The Company has elected to value its investments in life settlement contracts using the investment method.

Stock Based Compensation

ASC 718 – Stock Compensation establishes standards for the accounting for transaction in which an entity exchanges its equity instruments for goods for services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. ASC 718 focuses primarily on accounting for transactions in which an entity obtains employee services in shared-based payment transactions. ASC 718 requires that the compensation cost relating to share-based payment transactions be recognized in the consolidated financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued.

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

 ITEM 8.    FINANCIAL STATEMENTS

MAXLIFE FUND CORP. AND SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

31 AUGUST 2010

Page
REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1 to F-2
CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Balance Sheets	F-3
Consolidated Statements of Operations and Comprehensive Loss	F-4
Consolidated Statements of Stockholders’ Equity	F-5
Consolidated Statements of Cash Flows	F-6
Notes to the Consolidated Financial Statements	F-7 - F-14

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
MaxLife Fund Corp. and Subsidiary

We have audited Maxlife Fund Corp and Subsidiary’s (“the Company”) internal control over financial reporting as of August 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

The material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2010 financial statements, and this report does not affect our report dated November 15, 2010 on those financial statements.

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of August 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of MaxLife Fund Corp. and Subsidiary (A Development Stage Company) as of 31 August 2010 and 2009 and the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for the years ended 31 August 2010 and 2009 and for period from the date of inception (9 January 2006) to 31 August 2010.

/s/ DNTW Chartered Accountants, LLP
Markham, Canada
Licensed Public Accountants

November 15, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
MaxLife Fund Corp. and Subsidiary

We have audited the accompanying consolidated balance sheets of MaxLife Fund Corp. and Subsidiary (A Development Stage Company) as of 31 August 2010 and 2009 and the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for the years ended 31 August 2010 and 2009 and for period from the date of inception (9 January 2006) to 31 August 2010.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MaxLife Fund Corp. and Subsidiary (A Development Stage Company) as of 31 August 2010 and 2009, and the results of its operations for the years ended 31 August 2010 and 2009 and for the period from the date of inception (9 January 2006) to 31 August 2010 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of MaxLife Fund Corp. and Subsidiary’s internal control over financial reporting as of 31 August 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated November 15, 2010 expressed an adverse opinion.

/s/ DNTW Chartered Accountants, LLP
 Markham, Canada
 Licensed Public Accountants

November 15, 2010

MAXLIFE FUND CORP. AND SUBSIDIARY
                   (A Development Stage Company)

CONSOLIDATED BALANCE SHEETS
AS OF 31 AUGUST
(Expressed in United States Dollars)

	2010	2009

ASSETS

Current Assets
Cash	$81,048	$48,917
Available-for-sale securities, at fair value (cost - $24,638, 2009-$24,638)	44	136
Accounts receivable	47,500	-
Total Current Assets	128,592	49,053
Long Term Assets
Investment in life insurance policies	322,088	533,307
Total Assets	$450,680	$582,360
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$45,932	$23,072
Management salary payable	260,480	150,000
Advances from stockholder	3,243	3,813
Dividends payable on preferred stock	66,000	-
Total Liabilities	375,655	176,885
Stockholders’ Equity
Preferred stock $25.00 par value; Authorized 100,000,000; Issued and outstanding 26,400 (31 August 2009 - 26,400); non-voting; dividends of $0.625 paid on a quarterly basis; non-convertible; redeemable at the option of the Company after two years	660,000	660,000
Common stock $.001 par value; Authorized 200,000,000; Issued and outstanding 16,253,168 (31 August 2009 - 16,253,168)	16,253	16,253
Additional paid-in capital	1,100,626	1,100,626
Additional paid in capital - warrants	244,158	244,158
Accumulated other comprehensive loss	(47,441)	(41,061)
Deficit accumulated during the development stage	(1,898,571)	(1,574,501)
Total Stockholders’ Equity	75,025	405,475
Total Liabilities and Stockholders’ Equity	$450,680	$582,360

The accompanying notes are an integral part of these financial statements.

MAXLIFE FUND CORP. AND SUBSIDIARY
                   (A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Expressed in United States Dollars)

	For the Year Ended 31 August 2010	For the Year Ended 31 August 2009	For the Period from Inception (9 January 2006) to 31 August 2010
SALE OF POLICIES	275,000	-	605,000
COST OF POLICIES SOLD	267,688	-	570,938
GROSS PROFIT	7,312	-	34,062

EXPENSES
Management salary	150,000	141,578	321,578
Professional fees	91,328	177,125	418,659
General and administrative	24,800	97,396	262,216
Interest and bank charges	2,379	751	5,484
Stock based compensation	-	124,610	487,780
Gain on foreign exchange	(1,154)	(2,175)	(745)
TOTAL OPERATING EXPENSES	267,353	539,285	1,494,972
LOSS FROM OPERATIONS	(260,041)	(539,285)	(1,460,910)
REALIZED LOSS ON SALE OF AVAILABLE-FOR-SALE SECURITIES	-	(53,666)	(16,474)
GOODWILL IMPAIRMENT LOSS	-	-	(35,269)
LOSS ON INVESTMENT IN JOINT VENTURE	-	(1,250)	(1,250)
INTEREST INCOME	1,971	2,346	7,991
NET LOSS	$(258,070)	$(591,855)	$(1,505,912)
FOREIGN CURRENCY TRANSLATION ADJUSTMENT	(6,380)	(13,828)	(22,939)
UNREALIZED LOSS ON AVAILABLE-FOR-SALE SECURITIES, NET OF DEFERRED TAXES	-	57,973	(24,502)
COMPREHENSIVE LOSS	$(264,450)	(547,710)	(1,553,353)
LOSS PER WEIGHTED NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	$(0.02)	$(0.02)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	16,253,168	29,801,382

The accompanying notes are an integral part of these financial statements.

MAXLIFE FUND CORP. AND SUBSIDIARY
                   (A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE PERIOD FROM THE DATE OF INCEPTION (9 JANUARY 2006) TO 31 AUGUST 31, 2010
(Expressed in United States Dollars)

	Preferred Stock			Common Stock
	Shares	Amount	Additional Paid-In Capital	Shares	Amount	Additional Paid-In Capital	Additional Paid-In Capital - Warrants	Accumulated other comprehensive Loss	Deficit accumulated during the development stage	Total stockholders' Equity
Issuance of common stock at inception				30,000,000	$30,000					$30,000
Issuance of common stock for cash				116,100	116	115,984				116,100
Issuance of common stock for services				11,000	11	10,989				11,000
Acquisition of 1254450 Ontario Ltd.						5,000				5,000
Foreign currency translation								(5,842)		(5,842)
Net loss for the period									(46,494)	(46,494)
Balance, August 31, 2006				30,127,100	$30,127	$131,973		$(5,842)	$(46,494)	$109,764
Issuance of common stock for cash				170,068	170	499,830				500,000
Financing fees						(25,000)				(25,000)
Unrealized loss on available-for-sale investments, net of taxes								(45,227)		(45,227)
Foreign currency translation								16		16
Net earnings									23,388	23,388
Balance, August 31, 2007				30,297,168	30,297	$606,803		$(51,053)	$(23,106)	$562,941
Common stock issued for services				6,000	6	34,194				34,200
Stock options issued						328,970				328,970
Financing fees						(8,000)				(8,000)
Unrealized loss on available-for-sale investments, net of taxes								(37,248)		(37,248)
Fair market value of warrants attached to preferred stock							244,158		(244,158)
Preferred stock issued for cash	26,400	660,000								660,000
Foreign currency translation								3,095		3,095
Net loss									(632,882)	(632,882)
Dividends paid									(16,500)	(16,500)
Balance, August 31, 2008	26,400	$660,000	30,303,168	30,303	$961,967	$244,158	$(85,206)	$(916,646)	$894,576
Stock options issued						124,609				124,609
Common stock cancelled				(14,050,000)	(14,050)	14,050
Unrealized loss on available-for-sale investments, net of taxes								57,973		57,973
Foreign currency translation								(13,828)		(13,828)
Net loss									(591,855)	(591,855)
Dividends paid									(66,000)	(66,000)
Balance, August 31, 2009	26,400	$660,000		16,253,168	16,253	$1,100,626	$244,158	$(41,061)	$(1,574,501)	$405,475
Foreign currency translation								(6,380)		(6,380)
Net loss									(258,070)	(258,070)
Dividends paid									(66,000)	(66,000)
Balance, August 31, 2010	26,400	$660,000		16,253,168	16,253	$1,100,626	$244,158	$(47,441)	$(1,898,571)	$75,025

The accompanying notes are an integral part of these financial statements.

MAXLIFE FUND CORP. AND SUBSIDIARY
                   (A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in United States Dollars)

	For the Year Ended 31 August2010	For the Year Ended 31 August 2009	For the Period from Inception (9 January 2006) to 31 August 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(258,070)	$(591,855)	$(1,505,912)
Adjustments to reconcile net loss to net cash used in operating activities:
Goodwill impairment loss	-	-	35,269
Stock based compensation	-	124,610	453,580
Unrealized loss on available-for-sale securities	-	-	(24,502)
Equity issued to acquire 1255450 Ontario Limited	-	-	5,000
Issuance of common stock for services	-	-	75,200
Loss on investment in joint venture	-	1,250	1,250
Changes in operating assets and liabilities:
Available-for-sale securities	(92)	2,177	(44)
Proceeds on sale of policy	275,000	-	605,000
Purchase of insurance policies and capitalized premiums	(63,781)	(80,352)	(904,061)
Accounts receivable	(47,500)	-	(47,500)
Accounts payable and accrued liabilities	22,860	(5,014)	40,967
Management salary payable	110,480	120,000	260,480
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	39,081	(371,211)	(1,005,273)
CASH FLOWS FROM INVESTING ACTIVITIES
Capital contribution - joint venture	-	-	(1,250)
Acquisition of 1255450 Ontario Limited	-	-	(21,739)
CASH FLOWS USED IN INVESTING ACTIVITIES	-	-	(22,989)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of preferred stock	-	-	660,000
Advances to stockholder	(570)	(880)	(28,351)
Dividends paid	-	(66,000)	(82,500)
Financing fees	-	-	(8,000)
Issuance of common stock	-	-	591,100
CASH FLOWS (USED IN) PROVIDED BY FINANCING ACTIVITIES	(570)	(66,880)	1,132,249
EFFECT OF FOREIGN CURRENCY TRANSLATION	(5,390)	-	(22,939)
NET INCREASE (DECREASE) IN CASH	32,131	(451,919)	81,048
CASH, BEGINNING OF YEAR	48,917	500,836	-
CASH, END OF YEAR	$81,048	$48,917	$81,048

MAXLIFE FUND CORP. AND SUBSIDIARY
                      (A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD FROM THE DATE OF INCEPTION (9 JANUARY 2006) TO 31 AUGUST 2010
(Expressed in United States Dollars)

1.	NATURE OF OPERATIONS

MaxLife Fund Corp, Inc. and Subsidiary (the “Company”) was incorporated on 9 January 2006 under the laws of the State of Wyoming.

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

Development Stage Company

The Company is considered to be in the development stage as defined in Accounting Standards Codification (“ASC”) 915, Development Stage Entities. The Company has devoted substantially all of its efforts to business planning and development by means of raising capital for operations. The Company has also not realized any significant revenues.

Available-for-sale-securities

Available-for-sale securities are reported at fair value and consist of securities not classified as trading securities or as held-to-maturity securities. Unrealized holding gains and losses on available-for-sale securities, net of deferred income taxes, are reported as a net amount in accumulated other comprehensive income within stockholders’ equity.  Gains and losses on the sale of available-for-sale securities are determined using the weighted average cost method.

Declines in the fair value of individual held-to-maturity and available-for-sale securities below their cost that are other than temporary would result in write-downs of the individual securities to their fair value. Such write-downs would be included in earnings.

Trade receivables

The Company's accounts receivable and related allowance for doubtful accounts are analyzed in detail and all significant customers with delinquent balances are reviewed to determine future collectability. Reserves are established in the quarter in which the Company makes the determination that the account is deemed uncollectible. There was no provision for accounts receivables assessed during the years ended 31 August 2010 and 2009, respectively.

MAXLIFE FUND CORP. AND SUBSIDIARY
(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD FROM THE DATE OF INCEPTION (9 JANUARY 2006) TO 31 AUGUST 2010
(Expressed in United States Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

 Investment in Life Insurance Policies

Investment in life insurance policies are recorded in accordance with ASC 325-30, Investment in Insurance Contracts.  ASC 325-30 provides that a purchaser may elect to account for its investments in life settlement contracts using either the investment method or the fair value method. The election shall be made on an instrument-by instrument basis and is irrevocable.  Under the investment method, an investor shall recognize the initial investment at the purchase price plus all initial direct costs.  Continuing costs (policy premiums and direct external costs, if any) to keep the policy in force shall be capitalized.  Under the fair value method, an investor shall recognize the initial investment at the purchase price. In subsequent periods, the investor shall remeasure the investment at fair value in its entirety at each reporting period and shall recognize change in fair value earnings (or other performance indicators for entities that do not report earnings) in the period in which the changes occur. The Company has elected to value its investments in life settlement contracts using the investment method.

Fair Value of Financial Instruments

The carrying value of the Company’s notes receivables, advances and accounts payable approximates fair value because of the short-term maturity of these instruments.

Foreign Translation Adjustment

The accounts of the Company were translated into United States dollars in accordance with the provisions of ASC 830, Foreign Currency Matters.  In accordance with the provisions of ASC 830, transaction gains and losses on these assets and liabilities are included in the determination of income for the relevant periods.  Adjustments resulting from the translation of the financial statements from their functional currencies to United States dollars are accumulated as a separate component of accumulated other comprehensive income and have not been included in the determination of income for the relevant periods.

Income Taxes

The Company accounts for income taxes pursuant to ASC 740, Income Taxes.  Deferred tax assets and liabilities are recorded for differences between the financial statements and tax basis of the assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.  Income tax expense is recorded for the amount of income tax payable or refundable for the period increased or decreased by the change in deferred tax assets and liabilities during the period.

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
FOR THE PERIOD FROM THE DATE OF INCEPTION (9 JANUARY 2006) TO 31 AUGUST 2010
(Expressed in United States Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings or Loss Per Share

The Company accounts for earnings per share pursuant ASC 260, Earnings per Share, which requires disclosure on the financial statements of “basic” and “diluted” earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the year.  Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding plus common stock equivalents (if dilutive) related to stock options and warrants for each year.

There were no dilutive financial instruments for the year ended 31 August 2010 and 2009 or for the period from inception (9 January 2006) to 31 August 2010.

Comprehensive Income

The Company adopted SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements.  Comprehensive income is presented in the statements of changes in stockholders’ equity, and consists of net loss and unrealised gains (losses) on available for sale marketable securities;  foreign currency translation adjustments and changes in market value of future contracts that qualify as a hedge; and negative equity adjustments recognized in accordance with SFAS 87.  SFAS No. 130 requires only additional disclosures in the financial statements and does not affect the Company’s financial position or results of operations.

MAXLIFE FUND CORP. AND SUBSIDIARY
(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD FROM THE DATE OF INCEPTION (9 JANUARY 2006) TO 31 AUGUST 2010
(Expressed in United States Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

MAXLIFE FUND CORP. AND SUBSIDIARY
(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD FROM THE DATE OF INCEPTION (9 JANUARY 2006) TO 31 AUGUST 2010
(Expressed in United States Dollars)

3.	INVESTMENT IN INSURANCE POLICIES

As at 31 August 2010 the Company holds four life settlement policies with carrying amounts of $322,088 and face amounts totaling $1,350,000.

On March 22, 2010, the Company sold a 50% interest in three life settlement policies in which the Company is the owner. The purchase price was for a total of $275,000 of which $227,500 was received and $47,500 will be received subsequent to the year end. The agreement states that the purchaser, will take ownership of the policies and MaxLife will retain a 50% interest in the face value of the policies. MaxLife will be responsible to pay 50% of subsequent premium costs and expenses in regards to these policies.

4.	ADVANCES FROM STOCKHOLDER

The advances from the shareholder are non-interest bearing, unsecured and have no specific terms of repayment.  The carrying value of the advances approximates the market value due to the short-term maturity of the financial instruments.

5.	CAPITAL STOCK

On 9 January 2006, the Company issued 30,000,000 shares of common stock to the founders of the corporation at the par value of $0.001 each.

On 31 August 2006, the Company completed a private placement of 117,100 shares of common stock, with a par value of $0.001 at a price of $1.00 each.

On 31 August 2006, the Company issued 11,000 shares of common stock to various individuals for legal services rendered.  The shares issued were valued at their fair market value of $1.00 which is the amount that would have been received if the shares had been issued for cash.  Management believes that the fair market value of the services received approximates this value.

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

In 18 August 2009, some of the founding shareholders agreed to cancel a total of 14,050,000 shares of common stock in order to increase the overall value of the Company.  As a result, common stock decreased by $14,050, the amount at which the shares were originally issued, and there was a corresponding increase in additional paid-in capital.

MAXLIFE FUND CORP. AND SUBSIDIARY
(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD FROM THE DATE OF INCEPTION (9 JANUARY 2006) TO 31 AUGUST 2010
(Expressed in United States Dollars)

6.	PREFERRED STOCK

On 18 March 2008, the Company filed articles of amendment to amend the par value of its preferred stock from $.001 to $25.00 per share.  The preferred stock have the following rights attached to them: non-voting, entitle the holders to receive a dividend equal to $0.625 per share to be paid on a quarterly basis; not convertible into shares of the Company’s common stock; provided all dividends have been paid to the shareholders, the preferred stock is redeemable by the Company after two years; in the event of any liquidation, dissolution or winding up of the Company, holders of the preferred stock shall have the same liquidation rights as the holders of the Company’s common stock, whereby there are no redemption provisions.

The preferred stock of the Company are currently offered in units (the “Unit”).  Each Unit consists of 1,200 shares of preferred stock plus warrants to purchase 600 shares of common stock. The warrants may be exercised at any time beginning six months from the date of issuance and ending on the fifth anniversary of the final closing of the offering of the preferred stock. The warrants are exercisable, in whole or in part, at exercise prices equal to the following:

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

During the year ended 31 August 2010 the company declared quarterly dividends of $0.625 (2009 - $0.625) per share on its 26,400 (2009 - 26,400)  issued and outstanding shares of preferred stock totaling $66,000 (2009 - $66,000).

MAXLIFE FUND CORP. AND SUBSIDIARY
(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD FROM THE DATE OF INCEPTION (9 JANUARY 2006) TO 31 AUGUST 2010
(Expressed in United States Dollars

7.	SUPPLEMENTAL CASH FLOW INFORMATION

During the year ended 31 August 2010 and 2009 and for the period from inception (9 January 2006) to 31 August 2010, there were no interest or taxes paid by the Company.

8.	INCOME TAXES
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

The components of deferred income taxes have been determined at the combined Canadian federal and provincial statutory rate of 36.12% and US 15% statutory rate as follows:

	2010	2009

Deferred income tax asset:
Income tax losses available for carryforward	326,642	235,869
Unrealized loss on available-for-sale securities	-	1,838
Valuation allowance	(326,642)	(237,707)
Deferred income taxes	$-	$-

9.	COMMITMENT AND CONTINGENT LIABILITY

The Company is contingently liable for the payment of the premiums due on the insurance policies as described in Note 3.  Although the individual beneficiary is responsible for these payments, if they are not paid when they fall due, the Company must pay these premiums on the insured’s behalf within a 30 day grace period or the policy would lapse.  As of 31 August 2010, the policies premiums were up to date and the policies were in good standing.

10.	FINANCIAL INSTRUMENTS

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

MAXLIFE FUND CORP. AND SUBSIDIARY
(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD FROM THE DATE OF INCEPTION (9 JANUARY 2006) TO 31 AUGUST 2010
(Expressed in United States Dollars

Concentrations of Credit

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

11.	SUBSEQUENT EVENTS

Events that have occurred subsequent to 31 August 2010 have been evaluated through the date of this audit report. There have been no subsequent events that occurred during such period that would require disclosure in these financial statements or would be required to be recognized in the financial statements as of or for the year ended 31 August 2010.

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

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Our directors and officers, as of November 15, 2010, are set forth below. The directors hold office for their respective term and until their successors are duly elected and qualified. Vacancies in the existing Board are filled by a majority vote of the remaining directors. The officers serve at the will of the Board of Directors.

Name	Age	Positions and Offices Held

Bennett Kurtz	50	President, Chief Executive Officer, Chief Financial Officer and Director

Dan Schmitt	43	Director

Randy Delkus	43	Director

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

We have not filed a Form 5 for the year ending August 31, 2010.

ITEM 11. EXECUTIVE COMPENSATION

The particulars of the compensation paid to the following persons:

(a)	our principal executive officer;
(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended August 31, 2010 and 2009; and
(c)
up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended August 31, 2010, 2008 and 2007, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE

		Annual Compensation						Long-Term Compensation
								Awards		Payouts
Name And Principal Position	Year	Salary		Bonus	Other Annual Compensation	Stock Award(s)		Options Awards		LTIP Payouts	All Other Compensation
		($)		($)	($)	($)		($)		($)	($)
Bennett Kurtz, Chief	2008	30,000	(1)	0	0	0		82,242	(2)	0	0
Executive Officer	2009	150,000	(1)					31,152	(2)
	2010	150,000	(1)	0	0	0		0		0	0

Mr. Dan Schmitt Director	2008	0		0	0	0		82,242	(2)	0	0
	2009	0		0	0	0		31,152	(2)
	2010	0		0	0	0		0		0	0

Mr. Randy Delkus Director	2008	0		0	0	17,100	(3)	82,242	(2)	0	0
	2009	0		0	0	0		31,152	(2)	0	0
	2010

Mr. Daniel E. Kahan	2008	0		0	0	17,100	(3)	82,242	(2) (4)	0	0
	2009	0		0	0			31,152	(2) (4)	0	0
	2010	0		0	0					0	0

(1)
In consideration of the services to be rendered hereunder, the Company hereby agrees to pay to Bennett Kurtz to serve as Chief Executive Officer of the Company $10,000 per month from June 1, 2008 to December 31, 2008 and then $12,500 per month commencing January 1, 2009 until December 31, 2009. $150,000 was accrued in the financial statements as at August 31, 2010.

(2)
On April 21, 2008 the Company executed stock option agreements with four directors of the Company in consideration for their appointment to the Board of Directors.  Under the terms of these agreements the Company granted to each director an option to purchase a total of 10,000 shares of the company’s common stock (“Option Shares”) in the following manner: (A) 2,500 shares at an exercise price of $20.00 per share, (B) 3,500 shares at an exercise price of $25.00 per share and (C) 4,000 shares at an exercise price of $35.00 per share. The grantee shall have the option to purchase all of the Option Shares after six months of the grant date of October 22, 2008.  The options expire in five years from the grant date, on April 21, 2008.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the number of shares of Common Stock beneficially owned on November 15, 2010, the Closing Date, by each person who is known by the Company to beneficially own 10% or more of the Company’s Common Stock, each of the Company’s directors and executive officers, and all of the Company’s directors and executive officers, as a group:

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the Company’s fiscal year ended August 31, 2010, we were billed approximately $29,000 (2009 – $22,698) for professional services rendered for the audit and quarterly reviews of our financial statements.

Audit-Related Fees

For the Company’s fiscal year ended August 31, 2010 and 2009 we did not incur any fees for services rendered for other audit related fees.

Tax Fees

For the Company’s fiscal year ended August 31, 2010 and 2009 we were billed approximately $4,000 (2009 - $12,751) for professional services rendered for tax compliance, tax advice, and tax planning.

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

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before our auditor is engaged by us or our subsidiaries to render any auditing or permitted non-audit related service, the engagement be:

-approved by our audit committee; or

-entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular  service,  the  audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee’s responsibilities to management.

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

Dated: November 15, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Bennett Kurtz	President, Chief Executive Officer,	November 15, 2010
Bennett Kurtz	Chief Financial Officer, Principal Accounting Officer, and Director