Form 10-Q
period 2010-11-30
MAXLIFE FUND CORP.
filed 2011-01-13
CIK 1379377

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2010

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

As of January 11, 2011, there were 16,253,168 shares outstanding of the registrant’s common stock.

MAXLIFE FUND CORP.

FORM 10-Q

November 30, 2010

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

30 NOVEMBER 2010

MAXLIFE FUND CORP. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

AS AT

(Expressed in United States Dollars)

	30 November 2010 (Unaudited)	31 August 2010 (Audited)
ASSETS

Current Assets
Cash	$64,516	$81,048
Available-for-sale securities, at fair value (cost - $49,080, 31 August 2010-$24,638)	10,609	44
Accounts receivable	41,000	47,500
Total Current Assets	116,125	128,592
Long Term Assets
Investment in life insurance policies	330,047	322,088
Total Assets	$446,172	$450,680

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

Current Liabilities
Accounts payable and accrued liabilities	72,205	45,932
Management salary payable	299,900	260,480
Advances from stockholder	3,281	3,243
Dividends payable on preferred stock	117,000	66,000
Total Liabilities	492,386	375,655

Stockholders' (Deficit) Equity
Preferred stock $25.00 par value; Authorized 100,000,000; Issued and outstanding 26,400 (31 August 2010 - 26,400); non-voting; dividends of $0.625 paid on a quarterly basis; non-convertible; redeemable at the option of the Company after two years	660,000	660,000
Common stock $.001 par value; Authorized 200,000,000; Issued and outstanding 16,253,168 (31 August 2010 - 16,253,168)	16,253	16,253
Additional paid-in capital	1,100,626	1,100,626
Additional paid in capital - warrants	244,158	244,158
Accumulated other comprehensive loss	(45,654)	(47,441)
Deficit accumulated during the development stage	(2,021,597)	(1,898,571)
Total Stockholders' (Deficit) Equity	(46,214)	75,025
Total Liabilities and Stockholders' (Deficit) Equity	$446,172	$450,680

The accompanying notes are an integral part of these financial statements.

MAXLIFE FUND CORP. AND SUBSIDIARY

(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Expressed in United States Dollars)

(Unaudited)

	For the Three Months Ended 30 November 2010	For the Three Months Ended 30 November 2009	For the Period from Inception (9 January 2006) to 30 November 2010
SALE OF POLICIES	-	-	605,000
COST OF POLICIES SOLD	-	-	570,938
GROSS PROFIT	-	-	34,062

EXPENSES
Professional fees	58,480	55,540	477,139
Management salaries	37,500	37,500	359,078
General and administrative	11,336	14,476	273,552
Interest and bank charges	648	514	6,132
Stock based compensation	-	-	487,780
Gain on foreign exchange	-	(953)	(745)
TOTAL OPERATING EXPENSES	107,964	107,077	1,602,936
LOSS FROM OPERATIONS	(107,964)	(107,077)	(1,568,874)
REALIZED GAIN (LOSS) ON SALE OF AVAILABLE-FOR-SALE SECURITIES	884		(15,590)
GOODWILL IMPAIRMENT LOSS	-	-	(35,269)
LOSS ON INVESTMENT IN JOINT VENTURE	-	-	(1,250)
INTEREST INCOME	554	514	8,545
NET LOSS	$(106,526)	$(106,563)	$(1,612,438)
FOREIGN CURRENCY TRANSLATION ADJUSTMENT	17,061	1,999	(5,878)
UNREALIZED LOSS ON AVAILABLE-FOR-SALE SECURITIES, NET OF DEFERRED TAXES	(15,274)	-	(39,777)
COMPREHENSIVE LOSS	$(104,739)	(104,564)	(1,658,093)
LOSS PER WEIGHTED NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	$(0.01)	$(0.00)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	16,253,168	29,801,382

The accompanying notes are an integral part of these financial statements.

MAXLIFE FUND CORP. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in United States Dollars)

(Unaudited)

	For the Three Months Ended 30 November 2010	For the Three Months Ended 30 November 2009	For the Period from Inception (9 January 2006) to 30 November 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(106,526)	$(106,563)	$(1,612,438)
Adjustments to reconcile net loss to net cash used in operating activities:
Goodwill impairment loss	-	-	35,269
Stock based compensation	-	-	453,580
Unrealized loss on available-for-sale securities	15,274	-	39,777
Equity issued to acquire 1255450 Ontario Limited	-	-	5,000
Issuance of common stock for services	-	-	75,200
Loss on investment in joint venture	-	-	1,250
Realization of gain on available for sale securities	(884)	-	(884)
Changes in operating assets and liabilities:
Accounts receivable	6,500		(41,000)
Purchases of available-for-sale securities	(37,524)	-	(63,060)
Proceeds from sale of available-for-sale securities	14,202	-	14,202
Proceeds on sale of policy	-	-	605,000
Purchase of insurance policies and capitalized premiums	(7,959)	(16,783)	(912,020)
Accounts payable and accrued liabilities	26,273	39,309	67,240
Management salary payable	39,420	32,500	299,900
CASH USED IN OPERATING ACTIVITIES	(51,224)	(51,537)	(1,032,984)
CASH FLOWS FROM INVESTING ACTIVITIES
Capital contribution - joint venture	-	-	(1,250)
Acquisition of 1255450 Ontario Limited	-	-	(21,739)
CASH FLOWS USED IN INVESTING ACTIVITIES	-	-	(22,989)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from bank indebtedness	-	645	-
Issuance of preferred stock	-	-	660,000
Advances to stockholder	-	(24)	(28,313)
Dividends (paid) cancelled	34,500	-	(48,000)
Financing fees	-	-	(8,000)
Issuance of common stock	-	-	591,100
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	-	621	1,166,787
EFFECT OF FOREIGN CURRENCY TRANSLATION	192	1,999	(46,298)
NET (DECREASE) INCREASE IN CASH	(16,532)	(48,917)	64,516
CASH, BEGINNING OF PERIOD	81,048	48,917	-
CASH, END OF PERIOD	$64,516	$-	$64,516

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

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three month period ended 30 November 2010 are not necessarily indicative of the results that may be expected for the year ending 31 August 2011.  For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended 31 August 2010.

3.	INVESTMENT IN INSURANCE POLICIES

As of 30 November 2010 the Company holds four life settlement policies with carrying amounts of $330,047 and face amounts totaling $1,350,000.

On 22 March 2010, the Company sold a 50% interest in three life settlement policies in which the Company is the owner. The agreement states that the purchaser (a private entity, non- affiliated with MaxLife), will take ownership of the policies and MaxLife will retain a 50% interest in the face value of the policies. MaxLife will be responsible to pay 50% of subsequent premium costs and expenses in regards to these policies.

4.	ADVANCES FROM STOCKHOLDER

The advances from the stockholder are non-interest bearing, unsecured and are due on demand.  The carrying value of the advances approximates the market value due to the short-term maturity of the financial instruments.

5.	PREFERRED STOCK

During the three months ended ended 30 November 2010 the Company declared dividends on its 26,400 issued and outstanding preferred stock totaling $16,500 (31 August 2010 - $66,000).

MAXLIFE FUND CORP. AND SUBSIDIARY
                      (A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD FROM THE DATE OF INCEPTION (9 JANUARY 2006) TO 31 AUGUST 2010
(Expressed in United States Dollars)

6.     COMMITMENT AND CONTINGENT LIABILITY

The Company is contingently liable for the payment of its share of premiums due on the insurance policies as described in Note 3.  Although the individual beneficiary is responsible for these payments, if they are not paid when they fall due, the Company must pay these premiums on the insured's behalf within a 30 day grace period or the policy would lapse.  As of 30 November 2010, the policies premiums were up to date and the policies were in good standing.

7.	FINANCIAL INSTRUMENTS

The carrying value of the Company’s cash, accounts receivable, accounts payable and accrued liabilities, management salary payable and advances from stockholder approximates fair value because of the short term maturity of these instruments.

8.	SUBSEQUENT EVENTS

On December 16, 2010, (the “Effective Date”) the Company executed a Life Settlement Portfolio Purchase and Sale Agreement (the “Agreement”) with Trinity Life Settlement, LLC (“Trinity” or the “Seller”). Upon completion of necessary funding, the Company intends to purchase a portfolio of early life settlements for which the Seller has not received notice of the death of the insured(s) thereunder as of the Policy Closing. Pursuant to the Agreement, upon our purchase of the policies in the portfolio, Trinity will attach an annuity to each policy (the “Attachment”). In connection with the Attachment, Trinity will cover the premiums of the policies for the life of the insured.

According to the Agreement, Christiana Bank & Trust will serve as the Escrow Agent for the transactions set forth herein and all funds for the purchase of the policies shall be placed in an Escrow Account.  We shall have a period of six (6) months from the Effective Date (the “Purchase Price Funding Period”) to deposit the full purchase price.  Pursuant to the Agreement, we are obligated to deposit a sum equal to twenty-five percent (25%) of the purchase price within three (3) months of the Effective Date (the “Partial Purchase Price”) or the Agreement shall automatically terminate. Additionally, if we timely make the Partial Purchase Price deposit but fail to deposit the full purchase price within the Purchase Price Funding Period, the Seller shall be entitled to immediately terminate the Agreement and keep one hundred and fifty thousand dollars ($150,000) of the funds in the Escrow Account as reimbursement for the premium paid and other expenses (the “Reimbursement Fee”).  In the event the Seller is entitled to the Reimbursement Fee, any sums in the Escrow Account in excess of the Reimbursement Fee shall be returned to us. Unless terminated early in accordance with the above, the Agreement shall be valid for a ninety (90) day period commencing January 5, 2011.

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

Plan of Operations

During the next twelve months, we expect to take the following steps in connection with the further development of our business and the implementation of our plan of operations:

We will continue to develop relationships with insurance brokers and their clients to seek out opportunistic policies and life settlements.  We will attempt to raise additional financing for working capital and marketing efforts.  We will also seek investment partners in order to raise the necessary funds to acquire existing policies on behalf of clients and partners. Such partners include banks, hedge funds, investment funds and sophisticated investors.  We will be sourcing new relationships with companies in the sector with the objective of purchasing an ownership in their businesses. We believe opportunities are arising as the market place is seeing distress situations of Hedge Funds that need to liquidate life settlement policies and portfolios due to the ongoing financial crisis. We will review such situations and is open to discussions to determine the opportunities that can be cultivated accordingly.

We have shifted our business structure toward a business model which focuses on acquisition or funding of life policies of individuals on behalf of strategic buyers.  We are attempting to generate fees by facilitating such transactions. We are no longer attempting to purchase or fund life policies of individuals for our own inventory. Further, our goal is to earn fees by administering policies on behalf of clients and funds and earning a management and performance fee. In this regard, the current inventory of life settlement policies that we own was put up for sale and we now have a 50% ownership in such policies. We will maintain a performance fee as to future occurrences with such policies.

We will prepare portfolio and policy details to disseminate to our network of brokers with the intention of increasing purchases of policies for clients and partners.  With funds obtained from banks and investment funds we will be in a position to purchase and administer policies and portfolios on their behalf and thereby earn fees for administration and profit participation.  We will also attempt to offer a product which gives investors the security they require in these times and we will charge for our expertise and services of sourcing, buying, and monitoring their investments.

The addition of a stronger infrastructure will be required and we intend to hire management personnel and support staff.  This will enable us to segregate work responsibilities and meet the ongoing growth of the business.  We anticipate being in a position to handle different territories both in Canada and the United States.

We believe additional financings will be available to us through our relationships and performance.  This will enable us to continue with our growth plans.  The internal organization will be reviewed to see that it can handle the potential influx of new business.  The administration of the policies will be pertinent and we will have to determine if we have sufficient staff to handle this responsibility.

On December 16, 2010, we executed an agreement which provides that we will purchase a portfolio of early life settlements upon a completion of the necessary funding. When wee purchase these policies in the portfolio, it stipulates that Trinity Life Settlements, LLC, will attach an annuity to each policy. By attaching an annuity to the Early Life Settlement policy, the premiums for policies are covered by the annuity provider, for the life of the insured.

We are developing a new life settlement products that will potentially yield to the investor an appropriate return and security. The Early Life Settlements product will have these attributes.

•	Invest in seasoned, preferred-issue, term life insurance which is convertible to universal life
•	Term policies are purchased from individuals aged 62-74 who no longer want coverage
•	The policy is then converted and the investor assumes all rights and obligations and becomes the beneficiary
•	Investment capital is used for acquisition and ongoing premiums until asset maturity or sale

We plan undertake a private offering of securities that will enable us to secure funding and enable to close on that transaction and other such similar portfolios we seek to purchase. This will be the major emphasis in our next 2 quarters.

Results of Operations for the three months ended November 30, 2010 and 2009

General and administrative expenses for the three months ended November 30, 2010 were $11,336 and $14,476 for the three months ended November 30, 2009.  The decrease during the three months ended November 30, 2010, was primarily attributable to decreases in payments for travel, administrative office expenses, and directors and officers insurance incurred in the business operations.

Professional fees for the three months ended November 30, 2010 were $58,480 and $55,540 for the three months ended November 30, 2009.  These fees are attributable to legal, accounting, tax, consulting and auditing services. The decrease in professional fees was attributable to the decrease in consulting, tax, and accounting fees during the three months ended November 30, 2010.

For the three months ended November 30, 2010, we had a net loss from operations of $106,526 and net loss of $107,077 for the three months ended November 30, 2009.   The decrease in operating expenses during the three months ended November 30, 2010, was due to lower general and administrative expenses, professional fees and stock based compensation expenses during the period.

During the three months ended November 30, 2010, and three months ended November 30, 2009, we had no provision for income taxes due to the net operating losses incurred.

Capital Resources and Liquidity

We continue the process of developing and implementing our business plan and raising additional capital. As such, management is taking action to obtain additional funding.

At November 30, 2010, we had negative working capital of approximately $376,261. It is the intent of management and significant stockholders, if necessary, to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity. However, there is no legal obligation for either management or significant stockholders to provide additional future funding. We have implemented a preferred share unit offering consisting of preferred shares and warrants. The unit offering will be continued to be offered in order to obtain the financing we require.

Additional financing is potentially available to us through the private placement of preferred share issuances to new and existing investors and shareholders. We have developed a financial product, and we believe that revenues will be generated within the next few quarters which will be utilized to support our plan of operations and future growth plans.

Cash flows from operating activities

Cash flows used in operating activities for the three months ended November 30, 2010, were $51,224 and $51,537 for the three months ended November 30, 2009.  We purchased some marketable securities during the quarter with the intent to sell them over the next year for a profit.  We also paid less in premiums on our life insurance policies as we own 50% less than in the prior year.

Cash flows from investing activities

There were no cash flows used in investing activities for the three months ended November 30, 2010, and for the three months ended November 30, 2009.

Cash flows from financing activities

During the three months ended November 30, 2010, we declared quarterly dividends of $0.625 per share annually on our 26,400 issued and outstanding preferred stock totaling $16,500.  We also had outstanding checks of $34,500 related to prior year dividend payments.  Since the Company’s cash flow was low, our preferred shareholders did not cash these checks.  During the current quarter, we cancelled the checks and added the $34,500 to dividends payable on preferred stock.

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

Refer to Note 2 of our August 31, 2010, audited financial statements (as filed with the SEC on Form 10-K on November 16, 2010), which summarizes our significant accounting policies. While all these significant accounting policies impact its financial condition and results of operations, our view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our consolidated financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates.

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

Item 4.  Controls and Procedures.

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

Changes in Internal Control Over Financial Reporting

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

Item 1A. Risk Factors.

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended August 31, 2010, filed with the SEC on November 16, 2010.

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

MAXLIFE FUND CORP.
Date: January 13, 2011
/s/ Bennett Kurtz
Bennett Kurtz Chief Executive Officer Chief Financial Officer